Form 10QSB
period 2006-03-31
Fleurs De Vie, Inc.
filed 2006-05-12
CIK 1341780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ----------   -------------
               Commission file number 333-131084


                              FLEURS DE VIE, INC.
                              -------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                  20-2388650
              ------                                  ----------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

                      206 E. ROOSEVELT,BOERNE, TEXAS 78006
                      ------------------------------------
                    (Address of principal executive offices)

                                 (830)  249-1679
                                 ---------------
                         (Registrant's telephone number)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

     As of May 10, 2006, 1,855,500 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                              FLEURS DE VIE, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                                                             3/31/06        12/31/05
                                                          -----------      ----------
ASSETS

Cash                                                      $       485      $    5,025
Accounts receivable                                                84               -
                                                          -----------      ----------
TOTAL ASSETS                                              $       569      $    5,025
                                                          ===========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                          $     2,375      $    1,328
Sales tax payable                                                 126             792
Note payable for services                                      22,500          22,500
                                                          -----------      ----------
     Total current liabilities                                 25,001          24,620

Line of credit - related party                                 14,707          11,207
                                                          -----------      ----------
          Total liabilities                                    39,708          35,827
                                                          -----------      ----------

Commitments                                                         -               -

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 authorized,
  none issued and outstanding                                       -               -
Common stock, $.001 par, 140,000,000 authorized,
  1,855,500 issued and outstanding                              1,856           1,856
Additional paid-in capital                                     29,641          28,755
Accumulated deficit                                           (70,636)        (61,413)
                                                          -----------      ----------
     TOTAL STOCKHOLDERS' DEFICIT                              (39,139)        (30,802)
                                                          -----------      ----------
     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT            $       569      $    5,025
                                                          ===========      ==========



                              FLEURS DE VIE, INC.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                  (unaudited)

                                                           3/31/06     3/31/05
                                                          --------     --------
Sales                                                     $  1,533     $  3,029

Cost of revenues                                             1,776        1,811
                                                          --------     --------
Gross profit (loss)                                           (243)       1,219

General and administrative expenses                          8,093        9,083
Interest expense                                               886            -
                                                          --------     --------
Net loss                                                  $ (9,222)    $ (7,864)
                                                          ========     ========
Basic and diluted net
     loss per common share                                $   (.00)    $   (.01)

Basic and diluted weighted average common
     shares outstanding                                  1,855,500      539,326



                              FLEURS DE VIE, INC.
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March, 31, 2006 and 2005
                                  (unaudited)

                                                          3/31/06        3/31/05
                                                         ---------      ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  loss                                                $  (9,222)     $  (7,864)
Adjustments  to  reconcile  net  loss
 to  net  cash  used  in  operating  activities:
     Imputed  interest  expense                                886              -
     Stock  issued  for  services                                -          2,000
     Changes  in:
     Accounts  receivable                                      (84)             -
     Accounts  payable                                       1,046           (743)
     Sales  tax  payable                                      (666)        (1,030)
     Customer  deposits                                          -          1,164
                                                         ---------       --------
NET  CASH  USED  IN  OPERATING  ACTIVITIES                  (8,040)        (6,473)
                                                         ---------       --------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Net  change  in  line  of  credit
     -  related  party                                       3,500          6,602
                                                         ---------       --------
NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES               3,500          6,602
                                                         ---------       --------
NET  CHANGE  IN  CASH                                       (4,540)           129

Cash  balance,  beginning  of  period                        5,025          1,949
                                                         ---------       --------
Cash  balance,  ending  of  period                       $     485       $  2,078
                                                         =========       ========


Supplemental  Information:
     Interest  paid                                      $       -       $      -
     Income  taxes  paid                                         -              -


                              FLEURS DE VIE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited interim financial statements of Fleurs de Vie, Inc. ("FDV"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in FDV's Form SB-2/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form SB-2/A, have been omitted.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     THIS  REPORT  CONTAINS  FORWARD  LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     Fleurs De Vie, Inc. (the "Company," "we," "us") provides upscale custom floral design services and finished natural floral products to the general public. We custom-design and produce projects as small as single floral vases and as big as all encompassing floral arrangements and services for large events such as weddings, parties and banquets.

     Our  services  include:

          o Pre-event conferences and surveys with clients to inventory the needs and wishes of the client;
          o Determining budget constraints and developing design schemes within those budget constraints;
          o Pricing for custom designed and specified floral arrangements tailored to the client's wishes and needs;
          o Developing coherent floral themes for events. Refining the client's ideas into tangible concepts and designs;
          o    Defining  the  physical  and  logistical  scope of client events;
          o    Preparing  detailed  pricing  and  budgets;
          o    Personal  review  of  event  venue(s)  where  necessary;
          o Individual hand selection of floral materials, containers and accoutrements;
          o Production, delivery and placement of arrangements and accessories; and
          o Unique floral decorating of special client venue features such as wedding cakes, registry tables, dinner tables, buffet tables, platforms, podiums, stages, windows, walkways, runways and any other potential opportunities for floral display.

The  individual  products  which  we  offer  for  sale to our customers include:

          o Various individual floral arrangements in containers as small as bud vases to large baskets;
          o    Various  table  and  general  decorating  flower  arrangements;
          o    Handheld  arrangements  including  bouquets  and  nosegays;
          o Adornment items such as corsages, boutonnieres and headdresses;
          o Household decorations such as holiday wreaths and decorated garlands; and

          o Large display items such as floral sprays, large centerpieces and large containers.

     In addition to the services and products listed above, we may increase our product lines in the future to include custom made silk flower arrangements and we may elect to grow in the future by offering franchise opportunities to interested parties.

     We were incorporated in Nevada on April 15, 2005 as "Fleurs De Vie." On June 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to "Fleurs De Vie, Inc." In the course of our day-to-day business operations in the State of Texas, we are operating under the approved assumed name of "FDV, Inc." Our principal executive offices are located at 206 East Roosevelt, Boerne, Texas, 78006, our telephone number is 830-249-1679 and our fax number is 830-249-1260. We have a website located at http://www.FDVie.com.

     We have generated nominal revenues since inception, and had an accumulated deficit of $61,413 and negative net working capital of $19,595 as of December 31, 2005, an accumulated deficit of $70,636 and negative net working capital of $24,432 as of March 31, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is solely responsible for running our operations. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

     Management believes that with the money we currently generate through sales and the fact that our expenses are limited and our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next twelve months if no additional financing is raised. For the year ended December 31, 2005, we generated revenues from sales of floral design and event planning services of approximately $9,606 and for the three months ended March 31, 2006, we generated revenues of $1,533 from the sale of floral design and event planning services. Our strategies to increase our revenues in the future include seeking out businesses in related fields such as floral sales, design and event planning and acquiring those businesses for stock and/or cash.

     To fund our ongoing operations, we will rely on the commitment of our President and Chief Executive Officer, Mr. Harold A. Yount, Jr. Mr. Yount has provided us with working capital in the form of an open line of credit totaling $25,000 (as explained in greater detail below). As of March 31, 2006, we had drawn approximately $14,707 on the line of credit and as of May 10, 2006, we had drawn approximately $18,707 on the line of credit.

     In terms of priority for future development, our first priority will be to increase revenues by increasing our sales to our target markets, weddings, wedding receptions and corporate event businesses. While underway, we anticipate most of our day-to-day efforts being dedicated to this effort. We plan to increase our public relations and press relations efforts and will, assuming that revenues increase, dedicate a larger portion of those revenues to a concerted and well thought out advertising program. In connection which such advertising program, we have already been profiled in a local San Antonio, Texas, publication, the Hill Country View and received a byline credit in the September/October 2005 publication of the San Antonio Weddings magazine where a number of photos featured flowers from one of our client's weddings. Additionally, we currently run a monthly add in the Hill Country View. We have already seen an increase in client inquiries as a result of our recent advertising campaign. Furthermore, we have identified various advertising venues and requested rate sheets, circulation data (in the case of printed publications) and subscription/viewer profiles to more directly refine our advertising efforts in the future.

     Next in order of priority, we plan to seek out new markets in which we can offer our services. We plan to achieve this process through additional research of our competitors and a comparison of our strengths and weaknesses vi -a-vi our competition. We currently plan to continue to compete with local and regional affiliates of large national floral companies such as FTD, Teleflora and Hallmark. In the Boerne, Texas metro area there are less than six (6) local florists, none of which cater specifically to weddings or special events. Our emphasis therefore, will be to provide an additional level of "personal professionalism," service and expertise which we believe 1) the large organization cannot or will not offer and 2) the local florists are not inclined to offer. We believe that this "personal professionalism" will significantly differentiate us from our competitors and place Fleurs De Vie, Inc. in a market niche of its own. Despite this effort, we recognize that our competitors will most likely have significantly larger capital resources and may have a much longer period of success than we have. Nevertheless, we believe that our unique blend of expertise and personal attention will set us aside from our competition.

     Additionally, while we do not currently have any plans to, we have not ruled out joining strategic alliances with our competition in the future, provided such alliances can increase our revenues without detrimentally affecting our long terms growth. As such, our third objective will be to seek out companies for strategic alliances and growth. Such alliances may however, not only include companies which may be perceived as competitors, but also companies and businesses which fall outside of our immediate mainstream markets. Such alliances may include event planners and convention and visitor bureaus, community welcome wagons, wedding planners and overall party planners; all of which may participate in their own revenue growth while contributing to ours by hopefully creating new clients and customers.

     The final planned phase to our revenue and growth plan is to seek out additional capital resources and simultaneously provide our investors with liquidity by receiving approval to trade our shares of Common Stock on the Over-The-Counter Bulletin Board ("OTCBB"), which approval we are currently in the process of obtaining. Upon such time as our shares trade on the OTCBB, if ever, we plan to raise additional capital through the sale of Common Stock and/or debt securities.

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

     We had sales of $1,533 for the three months ended March 31, 2006, compared to sales of $3,029 for the three months ended March 31, 2005, a decrease in sales from the prior period of $1,496 or 49.4%. The reason for this decline in sales was due to the fact that we provided services to only one small wedding customer during the three months ended March 31, 2006, compared to providing services to one larger wedding during the three months ended March 31, 2005. Our operations are highly dependent on revenues received through large weddings and events, and the one wedding we provided services to during the three months ended March 31, 2006, was much smaller than the wedding we provided services to during the three months ended March 31, 2005. We plan to follow the items and plans described above in an attempt to generate additional revenues.

     We had costs of revenues of $1,776 for the three months ended March 31, 2006, compared to costs of revenues for the three months ended March 31, 2005 of $1,811, a decrease in costs of revenues of $35 or 1.9% from the prior period. Our cost of revenues as a percentage of sales for the three months ended March
31, 2006 was 115.9%, compared to cost of revenues as a percentage of sales for the three months ended March 31, 2005 of 59.8%, an increase in cost of revenues as a percentage of sales of 56.1%. Our cost of revenues were greater than our sales for the three months ended March 31, 2006, due to cost overruns on our one wedding which we provided flowers and services to during the three months ended March 31, 2006.

     We had a gross loss of $243 for the three months ended March 31, 2006, compared to a gross profit of $1,219 for the three months ended March 31, 2005, a decrease in gross profit of $1,462 or 120% from the prior period, which decrease in gross profit was due to the 49.4% decrease in revenues for the three months ended March 31, 2006, compared to gross profit for the three months ended March 31, 2005.

     We had general and administrative expenses of $8,093 for the three months ended March 31, 2006, compared to general and administrative expenses of $9,083 for the three months ended March 31, 2005, a decrease in general and administrative expenses of $990 or 10.9% from the prior period. General and administrative expenses for the three months ended March 31, 2006 generally related to EDGAR filing expenses and accounting expenses associated with our Form SB-2 Registration Statement and related public filings with the Securities and Exchange Commission. The decrease in general and administrative expenses was due to the fact that we issued a significant number of shares of common stock for services during the three months ended March 31, 2005, compared to no shares of common stock issued for services during the three months ended March 31, 2006.

     We also had $886 of interest expense for the three months ended March 31, 2006, which expense was not represented in the prior period, and which included imputed interest on the Note payable to David M. Loev, as described below.

     We had a net loss of $9,222 for the three months ended March 31, 2006, compared to a net loss of $7,864 for the three months ended March 31, 2005, an increase in net loss of $1,358 or 17.3% from the prior period, was due to increased general and administrative expenses, which were mainly due to EDGAR filing expenses associated with filing our Form SB-2 Registration Statement and amendments with the Securities and Exchange Commission, as well as accounting fees associated with such filing.


LIQUIDITY AND CAPITAL RESOURCES

     We had total assets of $569 as of March 31, 2006, which consisted solely of current assets and included cash of $485 and accounts receivable of $84. Total cash decreased by $4,510 or 111% from cash of $5,025 as of December 31, 2005.

     We had total liabilities of $39,708 as of March 31, 2006, which included total current liabilities of $25,001 and line of credit, related party of $14,707, which represented our Line of Credit with our Chief Executive Officer Harold A. Yount, Jr. We entered into a master revolving line of credit with our President, Harold A. Yount, Jr., in September 2002 (the "Line of Credit"). We can borrow up to $25,000 under the Line of Credit. The Line of Credit bears no interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full.

     Current liabilities as of March 31, 2006 included $2,375 of accounts payable; $126 of sales tax payable; and $22,500 of notes payable for services relating to our outstanding Note with David M. Loev, Attorney at Law.

     We had negative working capital of $24,432 and an accumulated deficit of $70,636 as of March 31, 2006.

     We had net cash used in operating activities of $8,040 for the three months ended March 31, 2006, which was mainly due to net loss of $9,222 offset by $1,046 of accounts payable, which net cash used in operating activities also included $666 of sales tax payable and accounts receivable of $84, offset by $886 of imputed interest expense.

     We had net cash provided by financing activities of $3,500 for the three months ended March 31, 2006, which represented $3,500 borrowed under our Line of Credit.

     In April 2005, we issued our attorney, David M. Loev 700,000 shares of our restricted common stock and in May 2005, we paid Mr. Loev, $5,000 and issued him a $25,000 Note Payable, in consideration for legal services rendered by Mr. Loev in connection with our incorporation and legal services to be rendered on behalf of us in connection with our Private Placement Memorandum and the filing and accompanying amendments associated with this SB-2 Registration Statement (the

"Note"). As of March 31, 2006, the balance of such Note was $22,500. The Note is due and payable on May 15, 2006. Any amount of the Note not paid by May 15, 2006, bears interest at the rate of ten percent (10%) per year, payable on the 15th of each month until due. It is unlikely that we will have sufficient capital to repay the Note on May 15, 2006, and as a result, it is likely that such Note will continue to bear interest until sufficient funds are available to repay such Note, if at all.

     If we are unable to raise additional capital from increases in the Line of Credit, which had a balance of $18,707, with approximately $6,300 remaining as of May 10, 2006, and/or additional sales of Common Stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future.

     In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.



                                  RISK FACTORS
                            -------------------------

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE FORCED TO CURTAIL OR CEASE OUR BUSINESS OPERATIONS IN THE FUTURE.

     We depend to a great degree on the ability to attract external financing in order to conduct business activities. We believe we can continue our business operations for approximately the next twelve months, assuming that our expenses maintain their current levels, due to the fact that our President, Harold A. Yount has committed up to $25,000 in additional capital to us via a non-interest bearing unsecured line of credit, of which $14,707 had been advanced as of March 31, 2006, $18,707 had been advanced as of May 10, 2006, and approximately $6,300 remained as of May 10, 2006; however, we can provide no assurances that the capital we have raised, and the additional capital available to us from our principals, will be adequate for our long-range growth. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and/or cease our business operations altogether, which may make any investment in us worthless.

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have generated nominal revenues since inception; had a stockholders' deficit of $30,802; and negative working capital of $19,595 as of December 31, 2005 and a stockholders' deficit of $39,139 and negative working capital of $24,432 as of March 31, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is the sole individual responsible for running our operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

WE HAVE A LIMITED OPERATING HISTORY AND BECAUSE OF THIS IT MAY BE DIFFICULT TO EVALUATE OUR CHANCES FOR SUCCESS.

     We were formed as a Nevada corporation in April 2005. From October 2002, until our incorporation, we operated as a sole proprietorship. While we believe that our operating history since inception has shown a continually upward trend in both the total number and the volume of our sales, because of the speculative nature of the floral design business, we can provide no assurances that our sales, if any, will continue to increase in the future. There are no means to reasonably project the number and size of assignments we will receive in any given season. The business is largely dependent on a mix of local clients and out-of-town clients planning "destination" weddings or events. The frequency and size of the assignments can be affected by general economic conditions as well as trends that develop or devolve in the destination wedding/event desirability of the region we service. As we are a development stage company, we need to arrange new agreements, raise capital, and pay expenses and general administrative fees. Although we feel our sole employee, Brenda Yount has significant experience in the floral design industry; we are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of floral design, such as ours, may have difficulty in continuing in the highly competitive floral design industry, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

WE CURRENTLY DEPEND ON ONLY A SMALL NUMBER OF MAJOR CUSTOMERS FOR OUR REVENUES, AND IF ANY OF THOSE CUSTOMERS WERE LOST, IT COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR REVENUES.

     We received approximately forty-three percent (43%) of our revenues from a total of only five (5) customers for the year ending December 31, 2005 and one hundred (100%) of our revenues for the three months ended March 31, 2006 from a total of only two (2) customers, with one customer accounting for approximately 26% of revenues and another for approximately 74% of revenues. More than eight percent (8%) of our revenues since inception have been attributable to one recurring customer. In 2004 this customer represented approximately 5% of our total sales and in 2005, approximately 13%. The majority of our revenues have been the result of services we performed in connection with large weddings. We typically receive a large percentage of our revenues from a small number of large weddings each year. Due to the nature of weddings, i.e. that they are normally a one-time event, the majority of our past customers who accounted for the majority of our revenues are not and will not be repeat customers. As a result, we will need to continue marketing our services and will need to continue receiving revenues from a small number of large weddings and/or events. If we fail to receive revenues from large weddings and/or events in the future, it would have a materially adverse effect on our revenues and results of operations. If this were to happen, we could be forced to curtail or abandon our business plan and/or operations and any investment in us could become worthless.

OUR REVENUES ARE HIGHLY DEPENDENT ON SALES DUE TO LARGE WEDDINGS, AND AS A RESULT, OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY THE CYCLICAL NATURE OF WEDDINGS IN THE UNITED STATES.

     As stated above, we are highly dependent on a small number of large weddings and other events for our revenues. The market for weddings in the United States, as well as the regional area we service, is cyclical in varying degrees, and typically experiences fluctuations in the number of weddings which occur from month to month. There are no means to reasonably project the number and size of assignments we will receive in any given season. The business is largely dependent on a mix of local clients and out-of-town clients planning "destination" weddings or events. The frequency and size of the assignments can be affected by general economic conditions as well as trends that develop or devolve in the destination wedding/event desirability of the region we service. According to statistics on www.theknot.com, the majority of weddings occur between the months of May and October each year, with substantially less weddings occurring between the months of November to April. As a result, our results of operations for the months from November to April may be substantially less than our results of operations during the months from May to October due to the fact that there are typically less weddings occurring during those months. As a result, our results of operations for one quarterly period may not give an accurate projection of our results of operations for the entire fiscal year and/or may vary significantly from one quarter to the other.

WE ARE HIGHLY DEPENDENT ON HAROLD A. YOUNT, JR. AND HIS WIFE, BRENDA YOUNT, OUR CHIEF EXECUTIVE OFFICER AND VICE PRESIDENT, RESPECTIVELY, AND IF WE LOSE THEM, WE WILL FACE SIGNIFICANT HURDLES TO CONTINUING OUR BUSINESS OPERATIONS.

     Our performance is substantially dependent on the performance of Harold A.Yount, Jr., our Chief Executive Officer, and his wife Brenda Yount, our Vice President. The loss of the services of either Harold A, Yount, Jr. and/or Brenda Yount will have a material adverse effect on our business, results of operations and financial condition. In addition, we rely on Mr. and Mrs. Yount's discretion in the direction of our business and the agreements they enter into. Furthermore, Mr. Yount currently spends only an estimated 8-10 hours a week on company issues, and his time commitment is not expected to change until revenues increase, if at all. Mr. Yount's limited time commitment may affect our marketing and sales and may have a detrimental effect on our revenues. In addition, the absence of Mrs. Yount will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement. Without the expertise of Mrs. Yount, or an immediate and qualified successor, we may be forced to curtail our operations and/or cease our operations entirely, making the value of any investment in us worthless.

OUR CHIEF EXECUTIVE OFFICER AND VICE PRESIDENT POSSESS MAJORITY CONTROL OVER OUR OPERATIONS, AND BECAUSE OF THIS THEY MAY CHOOSE A PLAN OF ACTION WHICH WILL DEVALUE OUR OUTSTANDING SECURITIES.

     Our Chief Executive Officer and Vice President control approximately 48.5% of our outstanding Common Stock. Accordingly, our Chief Executive Officer and Vice President possess significant influence over matters submitted to our stockholders for approval. These matters include the election of directors, approval of or rejection of mergers and consolidations, and the sale of all or substantially all of our assets. Additionally, these individuals have significant control over any shareholder votes to prevent or cause a change in control of us. This amount of control by our founders provides them substantial ability to determine our future, and as such, they may elect to shut down our operations, change our business plan and/or make any number of other major business decisions. This control may eventually make the value of any investment in us worthless.

WE HAVE NOT AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR COMMON STOCK AND BECAUSE OF THIS OUR SECURITIES COULD FACE DEVALUATION IN THE MARKET.

     We have paid no cash dividends on our Common Stock to date and it is not anticipated that any cash dividends will be paid to holders of our Common Stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in us.

OUR LEGAL COUNSEL, DAVID M. LOEV, BENEFICIALLY OWNS APPROXIMATELY 40.4% OF OUR OUTSTANDING COMMON STOCK, AND AS A RESULT MAY BE PERCEIVED TO HAVE CONFLICTS OF INTEREST IN CONNECTION WITH HIS REPRESENTATION OF US BY THE INVESTMENT COMMUNITY.

     Our legal counsel, David M. Loev, who prepared this Form SB-2 Registration Statement, beneficially owns 750,000 shares of our issued and outstanding common stock representing approximately 40.4% of his outstanding comment stock. Of those shares, 700,000 were granted to Mr. Loev in consideration for legal services rendered to us in connection with the preparation of our private placement memorandum and Form SB-2 Registration Statement. We believe that Mr. Loev's significant ownership of our common stock does not present a conflict of interest, because Mr. Loev owes fiduciary duties to us in connection with his legal representation of Fleurs De Vie, Inc. and because he bound by the Texas Disciplinary Rules of Professional Conduct, which state that he must to discharge his duty to us to the best of his ability; however, he may be perceived by investors and investment advisors to have a conflict of interest with us. If investors and/or investment advisors believe a conflict of interest exists between Mr. Loev's interests, i.e. that the value of the common stock owned by him increases and ours interests regarding the need for fair and impartial legal representation and review of our SEC filings, it could keep investors from investing in us or investment advisors from advising others to invest in us. As a result, because of Mr. Loev's share ownership and the possible perception in the investment community of a conflict of interest between the interests of Mr. Loev and us, the value of our stock may decline or may not increase in value. Additionally, a perceived conflict of interest between Mr. Loev and us may make it harder for us to raise any additional capital and/or make it harder for us to merge with or acquire other companies. Because it may be perceived that a conflict of interest exists between Mr. Loev and us, our stock could become devalued or worthless and we could be forced to curtail or abandon our business activities.

OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS, SO IT WILL BE DIFFICULT TO SEEK DAMAGES FROM OUR OFFICERS AND/OR DIRECTORS IN A LAWSUIT.

     Our Bylaws provide that our officers and Directors will only be liable to us for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by our officers and Directors for liabilities incurred in connection with their good faith acts on our behalf. Additionally, such an indemnification payment on behalf of our officers and/or Directors may deplete our assets. Investors who have questions respecting the fiduciary obligations of our officers and Directors should consult with their own independent legal counsel prior to making an investment in us. Additionally, it is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

WE FACE INTENSE COMPETITION FOR OUR SERVICES AND PRODUCTS AND AS A RESULT, WE MAY BE UNABLE TO COMPETE IN THE FLORAL SERVICES MARKET.

     The floral services market is highly competitive and we only expect the competition to intensify in the future. There are numerous well-established companies that are focusing significant resources greater than ours on providing and marketing floral products and services. We can not be sure that we will be able to successfully compete in the floral services market or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not adversely affect our business, results of operations and financial conditions. If we are unable to compete in the market for floral products and services, we will be forced to curtail or abandon our business plan and any investment in us may become worthless.

OUR FUTURE RESULTS OF OPERATIONS AND THE ULTIMATE ABILITY OF US TO CONTINUE OUR BUSINESS PLAN AND EXPAND OUR OPERATIONS IS HIGHLY DEPENDENT ON OUR ABILITY TO MANAGE OUR GROWTH.

     Our growth is expected to place a significant strain on our managerial, operational and financial resources, as Brenda Yount is our only employee. Further, as we receive contracts and orders we will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of our further growth and in the event the number of our contracts increase. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that we will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected and any investment in us could become worthless.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

     Pursuant to our Articles of Incorporation, we have 140,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 1,855,500 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors have the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

WE  DO  NOT  CURRENTLY  HAVE  A  PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A
MARKET FOR OUR COMMON STOCK IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

     There is currently no public market for our Common Stock. We hope in the future to trade our securities on the Over-The-Counter Bulletin Board. If there is a market for our Common Stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

    (1)  actual  or  anticipated  variations  in  our  results  of  operations;
    (2)  our  ability  or  inability  to  generate  new  revenues;
    (3)  increased  competition;  and
    (4)  conditions  and  trends  in  the  floral  services  industry.

     Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance which include stock market fluctuations, general economic, political and overall global market conditions, such as recessions, interest rates or international currency fluctuations. Any and all of these factors, while unrelated directly to us, may adversely affect the market price and liquidity of our Common Stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

     Once our Common Stock is listed on the Over-The-Counter Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.


ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 2.  CHANGES IN SECURITIES

     There were no changes in the Company's securities during the quarter ended March 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

            Exhibit No.     Description

            10.1(1)         Line of Credit with Harold A. Yount, Jr.

            10.2(2)         Promissory Note with David M. Loev

            31.1* Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1* Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on January 18, 2006, and incorporated herein by reference.

(2) Filed as Exhibits to our Form SB-2A Registration Statement filed with the Commission on March 21, 2006, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FLEURS DE VIE, INC.

DATED: May 12, 2006                        By: /s/ Harold A. Yount, Jr.
                                               ------------------------
                                               Harold A. Yount, Jr.
                                               Chief Executive Office