Form 10QSB
period 2006-06-30
Fleurs De Vie, Inc.
filed 2006-08-11
CIK 1341780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   -------------

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

                      206 E. ROOSEVELT, BOERNE, TEXAS 78006
                      -------------------------------------
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

     As of August 1, 2006, 1,855,500 shares of Common Stock of the issuer were outstanding ("Common Stock"), which number does not include 1,500 shares of common stock which we agreed to issue on or about July 28, 2006, which shares had not been issued as of August 1, 2006.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               FLEURS DE VIE, INC
                                 BALANCE SHEETS
                                   (Unaudited)

                                                   June 30,       December 31,
                                                    2006              2005
                                                 -----------      ------------
ASSETS

Cash                                             $       260      $      5,025
                                                 ===========      ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable                                 $     1,356      $      1,328
Accrued liabilities                                    2,027               792
Note payable for services                             22,500            22,500
                                                 -----------      ------------
    Total current liabilities                         25,883            24,620

Line of credit - related party                        19,707            11,207
                                                 -----------      ------------
    Total liabilities                                 45,590            35,827
                                                 -----------      ------------

Commitments                                                -                 -

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding                  -                 -
Common stock, $.001 par, 140,000,000 shares
  authorized, 1,855,500 shares outstanding             1,856             1,856
Additional paid-in capital                            30,352            28,755
Accumulated deficit                                  (77,538)          (61,413)
                                                 -----------      ------------
    Total stockholders' deficit                      (45,330)          (30,802)
                                                 -----------      ------------
    TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT    $       260      $      5,025
                                                 ===========      ============

                               FLEURS DE VIE, INC.
                            STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended June 30, 2006 and 2005
                                   (Unaudited)


                                     Three Months               Six Months
                                    Ended June 30,            Ended June 30,
                                   2006        2005         2006          2005
                              -----------------------   -----------------------
Sales                         $    1,789   $    3,255   $    3,322   $    6,284
Cost of sales                      1,078        2,341        2,854        4,152
                              ----------   ----------   ----------   ----------
  Gross profit                       711          914          468        2,132

General and
  administrative expenses          6,618       32,576       14,711       41,658
Interest expense                     995            -        1,881            -
                              ----------   ----------   ----------    ---------
Net loss                      $   (6,902)  $  (31,662)  $  (16,124)  $  (39,526)
                              ==========   ==========   ==========   ==========


Basic and diluted net loss
  per common share            $     0.00   $    (0.02)  $    (0.01)  $    (0.03)

Weighted average common        1,855,500    1,984,778    1,855,500    1,270,167
  shares outstanding

                                         FLEURS DE VIE, INC.
                                       STATEMENTS OF CASH FLOWS
                               Six Months Ended June 30, 2006 and 2005
                                             (Unaudited)

                                                                                  2006        2005
                                                                               ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $  (16,124)  $(39,526)
Adjustments to reconcile net loss
 to cash used in operating activities:
   Imputed interest expense                                                         1,597          -
   Stock issued for services                                                            -      1,657
   Note payable for services                                                            -     25,000
   Changes in:
   Accounts payable                                                                    28      5,435
   Accrued liabilities                                                              1,234       (462)
                                                                               ----------   --------
NET CASH USED IN OPERATING ACTIVITIES                                             (13,265)    (7,896)
                                                                               ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in line of credit - related party                                     8,500      7,378
                                                                               ----------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           8,500      7,378
                                                                               ----------   --------
NET CHANGE IN CASH                                                                 (4,765)      (518)

Cash balance, beginning of period                                                   5,025      1,949
                                                                               ----------   --------
Cash balance, ending of period                                                 $      260   $  1,431
                                                                               ==========   ========

Supplemental  Information:
     Interest  paid                                                            $        -   $      -
             Income  taxes  paid                                                        -          -

                              FLEURS DE VIE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Fleurs de Vie, Inc. ("FDV"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in FDV's Form SB-2/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the Form SB-2/A, have been omitted.

NOTE 2 - NOTE PAYABLE FOR SERVICES

On May 15, 2006, the remaining principal on a note payable for services originating May 15, 2005 became due. Per the terms of the agreement, the note now accrues interest at 10% and is due on demand.

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

OVERVIEW

     Fleurs De Vie, Inc. (the "Company," "we," and "us") provides upscale custom floral design services and finished natural floral products to the general public. We custom-design and produce projects as small as single floral vases and as big as all encompassing floral arrangements and services for large events such as weddings, parties and banquets.

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

     We have generated nominal revenues since inception, and had an accumulated deficit of $61,413 and negative net working capital of $19,595 as of December 31, 2005, and an accumulated deficit of $77,538 and negative net working capital of $25,623 as of June 30, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is solely responsible for running our operations. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

     Management believes that with the money we currently generate through sales and the fact that our expenses are limited and our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next nine months if no additional financing is raised. For the year ended December 31, 2005, we generated revenues from sales of floral design and event planning services of approximately $9,606 and for the six months ended June 30, 2006, we generated revenues of $3,322 from the sale of floral design and event planning services. Our strategies to increase our revenues in the future include seeking out businesses in related fields such as floral sales, design and event planning and acquiring those businesses for stock and/or cash.

     To fund our ongoing operations, we will rely on the commitment of our President and Chief Executive Officer, Mr. Harold A. Yount, Jr. Mr. Yount has provided us with working capital in the form of an open line of credit totaling $25,000 (as explained in greater detail below). As of June 30, 2006, we had drawn approximately $19,707 on the line of credit. As of August 1, 2006, the balance on the Line of Credit remained at approximately $19,707.

     In terms of priority for future development, our first priority will be to increase revenues by increasing our sales to our target markets, weddings, wedding receptions and corporate event businesses. While underway, we anticipate most of our day-to-day efforts being dedicated to this effort. We plan to increase our public relations and press relations efforts and will, assuming that revenues increase, dedicate a larger portion of those revenues to a concerted and well thought out advertising program. In connection which the advertising program, we have already been profiled in a local San Antonio, Texas, publication, the Hill Country View and received a byline credit in the September/October 2005 publication of the San Antonio Weddings magazine where a number of photos featured flowers from one of our client's weddings. Additionally, we currently run a monthly add in the Hill Country View. We have seen an increase in client inquiries as a result of our recent advertising campaign. Furthermore, we have identified various advertising venues and requested rate sheets, circulation data (in the case of printed publications) and subscription/viewer profiles to more directly refine our advertising efforts in the future.

     Next in order of priority, we plan to seek out new markets in which we can offer our services. We plan to achieve this process through additional research of our competitors and a comparison of our strengths and weaknesses vis- -vis our competition. We currently plan to continue to compete with local and regional affiliates of large national floral companies such as FTD, Teleflora and Hallmark. In the Boerne, Texas metro area there are less than six (6) local florists, none of which cater specifically to weddings or special events. Our emphasis therefore, will be to provide an additional level of "personal professionalism," service and expertise which we believe 1) the large organization cannot or will not offer and 2) the local florists are not inclined to offer. We believe that this "personal professionalism" will significantly differentiate us from our competitors and place Fleurs De Vie, Inc. in a market niche of its own. Despite this effort, we recognize that our competitors will most likely have significantly larger capital resources and may have a much longer period of success than we have. Nevertheless, we believe that our unique blend of expertise and personal attention will set us aside from our competition.

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

     The final planned phase to our revenue and growth plan was to seek out additional capital resources and simultaneously provide our investors with liquidity by receiving approval to trade our shares of Common Stock on the Over-The-Counter Bulletin Board ("OTCBB"), which approval we received subsequent to the six months ended June 30, 2006. Our common stock currently trades on the OTCBB under the symbol "FDVE." As a result of the fact that our common stock trades on the OTCBB, we believe we are in a favorable position, should we choose to raise additional capital in the future, through the sale of Common Stock and/or debt securities, of which we currently have no plans.

                         COMPARISON OF OPERATING RESULTS

THREE  MONTHS  ENDED  JUNE  30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

     We had sales of $1,789 for the three months ended June 30, 2006, compared to sales of $3,255 for the three months ended June 30, 2005, a decrease in sales from the prior period of $1,466 or 45.0%. The reason for this decline in sales was due to the fact that the scope of the weddings we provided services to during the three months ended June 30, 2006, was smaller than those which we provided services to during the same period in 2005, and as a result the weddings performed during the three months ended June 30, 2006, required small floral arrangements and generated less revenues for us. We plan to continue our marketing campaign and continue to follow our development and expansion plans described above in an attempt to generate additional revenues in the future.

     We had cost of sales of $1,078 for the three months ended June 30, 2006, compared to cost of sales for the three months ended June 30, 2005 of $2,341, a decrease in costs of sales of $1,263 or 54.0% from the prior period. Our cost of sales as a percentage of revenue for the three months ended June 30, 2006 was 60.3%, compared to cost of sales as a percentage of revenues for the three months ended June 30, 2005 of 71.9%, a decrease in cost of sales as a percentage of revenues of 11.6%, which was due to cost overruns on our one wedding which we provided flowers and services to during the three months ended June 30, 2006.

     We had a gross profit of $711 for the three months ended June 30, 2006, compared to a gross profit of $914 for the three months ended June 30, 2005, a decrease in gross profit of $203 or 22.1% from the prior period, which decrease in gross profit was mainly due to the 45.0% decrease in revenues for the three months ended June 30, 2006, which was offset by the 54.0% decrease in cost of sales for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

     We had general and administrative expenses of $6,618 for the three months ended June 30, 2006, compared to general and administrative expenses of $32,576 for the three months ended June 30, 2005, a decrease in general and administrative expenses of $25,958 or 79.7% from the prior period. General and administrative expenses for the three months ended June 30, 2006 generally related to accounting fees, legal fees and EDGAR filing expenses associated with our Form SB-2 Registration Statement and related public filings with the Securities and Exchange Commission. The decrease in general and administrative expenses was due to the fact that we issued a significant number of shares of common stock for services during the three months ended June 30, 2005, compared to no shares of common stock issued for services during the three months ended June 30, 2006.

     We also had $995 of interest expense for the three months ended June 30, 2006, which was the imputed interest on the note payable to David M. Loev, as described below.

     We had a net loss of $6,902 for the three months ended June 30, 2006, compared to a net loss of $31,662 for the three months ended June 30, 2005, a decrease in net loss of $24,760 or 78.6% from the prior period, which increase was mainly due to increased general and administrative expenses, which was mainly due to higher general and administrative expenses during the three months ended June 30, 2005.

SIX  MONTHS  ENDED  JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

     We had sales of $3,322 for the six months ended June 30, 2006, compared to sales of $6,284 for the six months ended June 30, 2005, a decrease in sales from the prior period of $2,962 or 47.1%. The reason for this decline in sales was due to the fact that, while we provided our services to the same number of weddings during the six months ended June 30, 2006 and 2005, the scope of the weddings during the six months ended June 30, 2006, was smaller than those which we provided services for during the same period in 2005. Additionally, the higher sales for the six months ended June 30, 2005, compared to 2006, were influenced by the fact that we completed eight non-wedding related projects during the six months ended June 2005, versus only seven non-wedding related projects during the same period in 2006. We plan to continue our marketing campaign and continue to follow our development and expansion plans described above in an attempt to generate additional revenues in the future.

     We had cost of sales of $2,854 for the six months ended June 30, 2006, compared to costs of sales for the six months ended June 30, 2005 of $4,152, a decrease in cost of sales of $1,298 or 31.3% from the prior period. Our cost of sales as a percentage of revenue for the six months ended June 30, 2006 was 85.9%, compared to cost of sales as a percentage of revenues for the six months ended June 30, 2005 of 66.1%, an increase in cost of sales as a percentage of revenues of 19.8%, which increase was due to an increased cost of flowers for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The cost of our flowers fluctuates weekly depending on the supply and demand of such flowers and such cost was higher during the six months ended June 30, 2006, compared to 2005.

     We had a gross profit of $468 for the six months ended June 30, 2006, compared to a gross profit of $2,132 for the six months ended June 30, 2005, a decrease in gross profit of $1,664 or 78.0% from the prior period, which decrease in gross profit was mainly due to the 47.1% decrease in revenues for the six months ended June 30, 2006.

     We had general and administrative expenses of $14,711 for the six months ended June 30, 2006, compared to general and administrative expenses of $41,658 for the six months ended June 30, 2005, a decrease in general and administrative expenses of $26,947 or 64.7% from the prior period. General and administrative expenses for the six months ended June 30, 2006 generally related to accounting fees, legal fees and EDGAR filing expenses associated with our Form SB-2

Registration Statement and related public filings with the Securities and Exchange Commission. The decrease in general and administrative expenses was due to the fact that we issued a significant number of shares of common stock for services during the six months ended June 30, 2005, compared to no shares of common stock issued for services during the six months ended June 30, 2006.

     We also had $1,881 of interest expense for the six months ended June 30, 2006, which was the imputed interest on the Note payable to David M. Loev, as described below.

     We had a net loss of $16,124 for the six months ended June 30, 2006, compared to a net loss of $39,526 for the six months ended June 30, 2005, a decrease in net loss of $23,402 or 59% from the prior period, which was mainly due to higher general and administrative expenses during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     We had total assets of $260 as of June 30, 2006, which consisted solely of current assets and included cash of $260. Total cash decreased by $4,765 or 94.8% from cash of $5,025 as of December 31, 2005.

     We had total liabilities of $45,590 as of June 30, 2006, which included total current liabilities totaling $25,883, which included $1,356 of accounts payable, $2,027 of accrued liabilities, $22,500 of note payable for services, which represented our note payable to David M. Loev, and $19,707 of line of credit, related party, which represented our Line of Credit with our Chief Executive Officer and President Harold A. Yount, Jr. We entered into a master revolving line of credit with our Chief Executive Officer and President, Harold
A. Yount, Jr., in September 2002 (the "Line of Credit"). We can borrow up to $25,000 under the Line of Credit. The Line of Credit bears no interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of August 1, 2006, the balance on the Line of Credit was approximately $19,707.

     We had negative working capital of $25,623 and an accumulated deficit of $77,538 as of June 30, 2006.

     We had net cash used in operating activities of $13,265 for the six months ended June 30, 2006, which was mainly due to net loss of $16,124 offset by $1,597 in imputed interest expense, $28 of accounts payable, and $1,234 of accrued liabilities.

     We had net cash provided by financing activities of $8,500 for the six months ended June 30, 2006, which represented $8,500 borrowed under our Line of Credit.

     In April 2005, we issued our attorney, David M. Loev 700,000 shares of our restricted common stock and in May 2005, we paid Mr. Loev, $5,000 and issued him a $25,000 Note Payable, in consideration for legal services rendered by Mr. Loev in connection with our incorporation and legal services rendered on behalf of us in connection with our Private Placement Memorandum and the filing and accompanying amendments associated with our SB-2 Registration Statement (the "Note"). As of June 30, 2006, the balance of such Note was $22,500. The Note was due and payable on May 15, 2006. Any amount of the Note not paid by May 15, 2006, bears interest at the rate of ten percent (10%) per year, payable on the 15th of each month until due. We did not have sufficient capital to repay the Note on May 15, 2006, and as a result, the Note is now accruing interest at the rate of 10% per annum until such time as we have sufficient funds available to repay such Note.

     If we are unable to raise additional capital from increases in the Line of Credit, which had a balance of $19,707, with approximately $5,300 remaining as of August 1, 2006, and/or additional sales of Common Stock in the future, and/or if we are unable to repay the Note, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future.

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

                                  RISK FACTORS
                            -------------------------

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE FORCED TO CURTAIL OR CEASE OUR BUSINESS OPERATIONS IN THE FUTURE.

     We depend to a great degree on the ability to attract external financing in order to conduct business activities. We believe we can continue our business operations for approximately the next nine months, assuming that our expenses maintain their current levels, due to the fact that our President, Harold A. Yount has committed up to $25,000 in additional capital to us via a non-interest bearing unsecured line of credit, of which $19,707 had been advanced as of June 30, 2006, and approximately $5,300 remained as of August 1, 2006; however, we are currently in default of a Promissory Note in the amount of $22,500, which we owe to our legal counsel, and we can provide no assurances that the capital we have raised, and the additional capital available to us from our principals, will be adequate to repay the Note, the Line of Credit, or for our long-range growth. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and/or cease our business operations altogether, which may make any investment in us worthless.

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

     We have generated nominal revenues since inception; had a stockholders' deficit of $30,802; and negative working capital of $19,595 as of December 31, 2005 and a stockholders' deficit of $45,330 and negative working capital of $25,623 as of June 30, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is the sole individual responsible for running our operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

     We received approximately eighty-five percent (85%) of our revenues from a total of only two (2) customers during the six months ended June 30, 2005 and eighty-five percent (85%) of our revenues for the six months ended June 30, 2006 also from a total of only two (2) customers, with one customer accounting for approximately fifty-one percent (51%) of revenues and another for approximately thirty-four percent (34%) of revenues. Eight percent (8%) of our revenues since inception have been attributable to one recurring customer. In 2004 this customer represented approximately five percent (5%) of our total sales and approximately thirteen percent (13%) in 2005. During the six months ended June 30, 2006, this customer accounted for approximately six percent (6%) of our revenues. The majority of our revenues have been the result of services we performed in connection with large weddings. We typically receive a large percentage of our revenues from a small number of large weddings each year. Due to the nature of weddings, i.e. that they are normally a one-time event, the majority of our past customers who accounted for the majority of our revenues are not and will not be repeat customers. As a result, we will need to continue marketing our services and will need to continue receiving revenues from a small number of large weddings and/or events. If we fail to receive revenues from large weddings and/or events in the future, it would have a materially adverse effect on our revenues and results of operations. If this were to happen, we could be forced to curtail or abandon our business plan and/or operations and any investment in us could become worthless.

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

     Our performance is substantially dependent on the performance of Harold A. Yount, Jr., our Chief Executive Officer, and his wife Brenda Yount, our Vice President. The loss of the services of either Harold A. Yount, Jr. and/or Brenda Yount will have a material adverse effect on our business, results of operations and financial condition. In addition, we rely on Mr. and Mrs. Yount's discretion in the direction of our business and the agreements they enter into. Furthermore, Mr. Yount currently spends only an estimated 8-10 hours a week on company issues and his time commitment is not expected to change until revenues increase, if at all. Mr. Yount's limited time commitment may affect our marketing and sales and may have a detrimental effect on our revenues. In addition, the absence of Mrs. Yount will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement. Without the expertise of Mrs. Yount, or an immediate and qualified successor, we may be forced to curtail our operations and/or cease our operations entirely, making the value of any investment in us worthless.

OUR CHIEF EXECUTIVE OFFICER AND VICE PRESIDENT POSSESS SIGNIFICANT CONTROL OVER OUR VOTING SHARES, AND BECAUSE OF THIS THEY MAY CHOOSE A PLAN OF ACTION WHICH WILL DEVALUE OUR OUTSTANDING SECURITIES.

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

     Our legal counsel, David M. Loev, who prepared our Form SB-2 Registration Statement, beneficially owns 750,000 shares of our issued and outstanding common stock representing approximately 40.4% of our outstanding comment stock. Of those shares, 700,000 were granted to Mr. Loev in consideration for legal services rendered to us in connection with the preparation of our private placement memorandum and Form SB-2 Registration Statement. We believe that Mr. Loev's significant ownership of our common stock does not present a conflict of interest, because Mr. Loev owes fiduciary duties to us in connection with his legal representation of Fleurs De Vie, Inc. and because he is bound by the Texas Disciplinary Rules of Professional Conduct, which state that he must discharge his duty to us to the best of his ability; however, he may be perceived by investors and investment advisors to have a conflict of interest with us. If investors and/or investment advisors believe a conflict of interest exists between Mr. Loev's interests, i.e. that the value of the common stock owned by him increases and our interests regarding the need for fair and impartial legal representation and review of our SEC filings, it could keep investors from investing in us or investment advisors from advising others to invest in us. As a result, because of Mr. Loev's share ownership and the possible perception in the investment community of a conflict of interest between the interests of Mr. Loev and us, the value of our stock may decline or may not increase in value. Additionally, a perceived conflict of interest between Mr. Loev and us may make it harder for us to raise any additional capital and/or make it harder for us to merge with or acquire other companies. Because it may be perceived that a conflict of interest exists between Mr. Loev and us, our stock could become devalued or worthless and we could be forced to curtail or abandon our business activities.

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

THE MARKET FOR OUR COMMON STOCK IS HIGHLY ILLIQUID AND WE ANTICIPATE THE MARKET FOR SUCH STOCK TO CONTINUE TO BE ILLIQUID AND HIGHLY VOLATILE IN THE FUTURE.

     Our Common Stock is currently traded on the Over-The-Counter Bulletin Board under the symbol "FDVE," however; we have had little to no trading in our Common Stock to date. If there is a market for our Common Stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

     Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

     Our Common Stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our Common Stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We issued no securities during the three months ended June 30, 2006.

Subsequent to the three months ended June 30, 2006, we issued the following securities:

     On or about July 28, 2006, we agreed to issue 1,500 restricted shares of common stock to an individual in consideration for accounting services rendered in connection with our tax return. We claim an exemption from registration afforded by Section 4(2) of the Act of 1933, for the above issuance, since it did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2006.

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

                                             FLEURS DE VIE, INC.

DATED: August 10, 2006                   By: /s/ Harold A. Yount, Jr.
                                             ------------------------
                                             Harold A. Yount, Jr.
                                             Chief Executive Officer