Form 10QSB
period 2006-09-30
Fleurs De Vie, Inc.
filed 2006-11-14
CIK 1341780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                For the quarterly period ended September 30, 2006

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

            For the transition period from __________ to ____________

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

     As of November 13, 2006, 1,857,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     Traditional Small Business Disclosure Format Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                               FLEURS DE VIE, INC
                                 BALANCE SHEETS
                                   (Unaudited)

                                               September 30,  December 31,
                                                   2006          2005
                                               -----------    -----------
ASSETS

Cash                                           $       393    $     5,025
                                               ===========    ===========


LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts payable                               $      5,384   $     1,328
Accrued liabilities                                   1,789           792
Note payable for services                            22,500        22,500
                                                -----------   -----------
    Total current liabilities                        29,673        24,620

Line of credit - related party                       19,707        11,207
                                                -----------   -----------
    Total liabilities                                49,380        35,827
                                                -----------   -----------

Commitments                                               -             -

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none issued and outstanding                 -             -
Common stock, $.001 par, 140,000,000 shares
  authorized, 1,857,000 and 1,855,500 shares
  outstanding, respectively                           1,857         1,856
Additional paid-in capital                           31,516        28,755
Accumulated deficit                                 (82,360)      (61,413)
                                                -----------   -----------
    Total stockholders' deficit                     (48,987)      (30,802)
                                                -----------   -----------
    TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT   $       393   $     5,025
                                                ===========   ===========



                              FLEURS DE VIE, INC.
                            STATEMENTS OF OPERATIONS
         Three Months and Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)



                                   Three Months               Nine Months
                                Ended September 30,       Ended September 30,
                                2006          2005         2006          2005
                            ----------   ----------   ---------    ----------
Sales                       $    2,879   $    2,108   $    6,201   $    8,393
Cost of sales                    1,284        1,597        4,138        5,749
                            ----------   ----------   ----------   ----------
  Gross profit                   1,595          511        2,063        2,644

General and
  administrative expenses        5,040          811       19,752       42,469
Interest expense                 1,377            -        3,258            -
                            ----------   ----------   ----------   ----------
Net loss                    $   (4,822)  $     (300)  $  (20,947)  $  (39,825)
                            ==========   ==========   ==========   ==========


Basic and diluted net loss
  per common share          $    (0.00)  $    (0.00)  $    (0.01)  $    (0.03)

Weighted average common      1,855,989    1,778,137    1,855,665    1,462,493
  shares outstanding



                              FLEURS DE VIE, INC.
                            STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2006 and 2005
                                  (Unaudited)


                                                                                 2006         2005
                                                                               ----------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $  (20,947)  $(39,825)
Adjustments to reconcile net loss
 to cash used in operating activities:
   Imputed interest expense                                                         2,090          -
   Stock issued for services                                                          673      1,732
   Note payable for services                                                            -     25,000
   Changes in:
   Accounts payable                                                                 4,056       (595)
   Sales tax payable                                                                    -       (621)
   Accrued liabilities                                                                996       (588)
                                                                               ----------   --------
NET CASH USED IN OPERATING ACTIVITIES                                             (13,132)   (14,897)
                                                                               ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in line of credit - related party                                     8,500      9,377
   Stock issued for cash                                                                -     14,100
                                                                               ----------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           8,500     23,477
                                                                               ---------    --------
NET CHANGE IN CASH                                                                 (4,632)     8,580

Cash balance, beginning of period                                                   5,025      1,949
                                                                               ----------   --------
Cash balance, ending of period                                                 $      393   $ 10,529
                                                                               ==========   ========


Supplemental Information:
  Interest paid                                                                $        -   $      -
Income taxes paid                                                                       -          -

                               FLEURS DE VIE, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF FLEURS DE VIE, INC. ("FLEURS", "FDV," "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2006.

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

We have generated nominal revenues since inception, and had an accumulated deficit of $61,413 and negative net working capital of $19,595 as of December 31, 2005, and a total accumulated deficit of $82,360 and negative net working capital of $29,280 as of September 30, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is solely responsible for running our operations. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

Management believes that with the money we currently generate through sales and the fact that our expenses are limited and our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next six months if no additional financing is raised. We believe we will require additional funding of approximately $15,000 to continue our operations for the next twelve months, which amount does not take into account revenues we may generate through the sales of our products in the future. For the year ended December 31, 2005, we generated revenues from sales of floral design and event planning services of approximately $9,606 and for the nine months ended September 30, 2006, we generated revenues of $6,201 from the sale of floral design and event planning services. Our strategies to increase our revenues in the future include seeking out businesses in related fields such as floral sales, design and event planning and acquiring those businesses for stock and/or cash.

To fund our ongoing operations, we will rely on the commitment of our President and Chief Executive Officer, Mr. Harold A. Yount, Jr. Mr. Yount has provided us with working capital in the form of an open line of credit totaling $25,000 (as explained in greater detail below). As of September 30, 2006, we had drawn approximately $19,707 on the line of credit. As of November 10, 2006, the balance on the Line of Credit remained at approximately $19,707.

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

Next in order of priority, we plan to seek out new markets in which we can offer our services. We plan to achieve this process through additional research of our competitors and a comparison of our strengths and weaknesses versus our competition. We currently plan to continue to compete with local and regional affiliates of large national floral companies such as FTD, Teleflora and Hallmark. In the Boerne, Texas metro area there are less than six (6) local florists, none of which cater specifically to weddings or special events. Our emphasis therefore, will be to provide an additional level of "personal professionalism," service and expertise which we believe 1) the large organization cannot or will not offer and 2) the local florists are not inclined to offer. We believe that this "personal professionalism" will significantly differentiate us from our competitors and place Fleurs De Vie, Inc. in a market niche of its own. Despite this effort, we recognize that our competitors will most likely have significantly larger capital resources and may have a much longer period of success than we have. Nevertheless, we believe that our unique blend of expertise and personal attention will set us aside from our competition.

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

The final planned phase to our revenue and growth plan was to seek out additional capital resources and simultaneously provide our investors with liquidity by receiving approval to trade our shares of Common Stock on the Over-The-Counter Bulletin Board ("OTCBB"), which approval we received during the three months ended September 30, 2006. Our common stock currently trades on the OTCBB under the symbol "FDVE." As a result of the fact that our common stock trades on the OTCBB, we believe we are in a favorable position, should we choose to raise additional capital in the future, through the sale of Common Stock and/or debt securities, of which we currently have no plans.

                         COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

We had sales of $2,879 for the three months ended September 30, 2006, compared to sales of $2,108 for the three months ended September 30, 2005, an increase in sales from the prior period of $771 or 36.6%. Our sales increased from the prior period due to the fact that during the three months ended

We had cost of sales of $1,284 for the three months ended September 30, 2006, compared to cost of sales for the three months ended September 30, 2005 of $1,597, a decrease in costs of sales of $313 or 19.6% from the prior period. Our cost of sales as a percentage of revenue for the three months ended September 30, 2006 was 44.6%, compared to cost of sales as a percentage of revenues for the three months ended September 30, 2005 of 75.8%, a decrease in cost of sales as a percentage of revenues of 31.2%, which was due to the fact that we provided flowers for one large wedding during the three months ended September 30, 2006 and the fees we earned for that wedding exceeded the total sales revenue we received for the three small events that we provided flowers for during the three months ended September 30, 2005. Our revenue for each period is substantially dependent on the number of large weddings we provide services to, and in periods where we provide services to one or more weddings, our revenues are likely to be higher than during those periods where we only provide services to smaller events.

We had a gross profit of $1,594 for the three months ended September 30, 2006, compared to a gross profit of $511 for the three months ended September 30, 2005, an increase in gross profit of $1,083 or 211.9% from the prior period, which increase in gross profit was mainly due to the 36.6% increase in sales for the three months ended September 30, 2006, coupled with the 19.6% decrease in cost of sales for the same period. An additional factor contributing to both our increase in revenue and the decrease in our cost of sales was that fact that we were successfully able to increase the prices that we charge for our services during the three months ended September 30, 2006, which increased prices lead to a smaller cost of sales for the three months ended September 30, 2006.

We had general and administrative expenses of $5,040 for the three months ended September 30, 2006, compared to general and administrative expenses of $811 for the three months ended September 30, 2005, an increase in general and administrative expenses of $4,229 or 521.5% from the prior period. General and administrative expenses for the three months ended September 30, 2006 generally related to accounting fees, legal fees and EDGAR filing expenses associated with our Form SB-2 Registration Statement and related public filings with the Securities and Exchange Commission. The increase in general and administrative expenses was due to the fact that we were not a publicly reporting company during the three months ended September 30, 2005, while were we such a company during the three months ended September 30, 2006, which caused us to expend additional resources in connection with our public reporting requirements.

We also had $1,377 of interest expense for the three months ended September 30, 2006, which was the imputed interest on the note payable to David M. Loev, as described below.

We had a net loss of $4,822 for the three months ended September 30, 2006, compared to a net loss of $300 for the three months ended September 30, 2005, an increase in net loss of $4,522 or 1,507.3% from the prior period, which increase was mainly due to increased general and administrative expenses, which was mainly due to the 521.5% increase in general and administrative expenses during the three months ended September 30, 2006 and the $1,377 increase in interest expense, which was not sufficiently offset by the 19.6% decrease in cost of sales and the 36.6% increase in sales for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

We had sales of $6,201 for the nine months ended September 30, 2006, compared to sales of $8,393 for the nine months ended September 30, 2005, a decrease in sales from the prior period of $2,192 or 26.1%. The reason for this decline in sales was due to the fact that the majority of our revenues come from providing services to weddings, and we provided such services to only three weddings for the nine months ended September 30, 2006, compared to providing services to five weddings for the nine months ended September 30, 2005. We plan to continue our marketing campaign and continue to follow our development and expansion plans described above in an attempt to generate additional revenues in the future. We do not currently have any weddings lined up for the next quarter of 2006, and as stated below in the risk factors, the majority of weddings in the United States take place during the months between May and October, with less weddings taking place between November and April each year. As a result, we provide no assurance that our revenues for the three months ended December 31, 2006 will be equivalent to our revenues for the three months ended September 30, 2006.

We had cost of sales of $4,138 for the nine months ended September 30, 2006, compared to costs of sales for the nine months ended September 30, 2005 of $5,749, a decrease in cost of sales of $1,611 or 28% from the prior period. Our cost of sales as a percentage of revenue for the nine months ended September 30, 2006 was 66.7%, compared to cost of sales as a percentage of revenues for the nine months ended September 30, 2005 of 68.5%, a decrease in cost of sales as a percentage of revenues of 1.8%, which decrease in cost of sales as a percentage of sales was mainly due to the increases in our prices for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, which increased prices and consequently increased sales led to our cost of sales as a percentage of sales decreasing for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

 We had a gross profit of $2,063 for the nine months ended September 30, 2006, compared to a gross profit of $2,644 for the nine months ended September 30, 2005, a decrease in gross profit of $581 or 22.0% from the prior period, which decrease in gross profit was mainly due to the 26.1% decrease in revenues for the nine months ended September 30, 2006.

We had general and administrative expenses of $19,752 for the nine months ended September 30, 2006, compared to general and administrative expenses of $42,469 for the nine months ended September 30, 2006, a decrease in general and administrative expenses of $22,717 or 53.5% from the prior period. General and administrative expenses for the nine months ended September 30, 2006 generally related to accounting fees, legal fees and EDGAR filing expenses associated with our Form SB-2 Registration Statement and related public filings with the Securities and Exchange Commission. The decrease in general and administrative expenses was due to the fact that we issued a significant number of shares of common stock for services during the nine months ended September 30, 2005, totaling 1,732,500 shares of common stock, compared to only 1,500 shares of common stock issued for services during the nine months ended September 30, 2006 (as described in greater detail below).

We also had $3,258 of interest expense for the nine months ended September 30, 2006, which was the imputed interest on the Note payable to David M. Loev, as described below.

We had a net loss of $20,947 for the nine months ended September 30, 2006, compared to a net loss of $39,825 for the nine months ended September 30, 2005, a decrease in net loss of $18,878 or 47.4% from the prior period, which was mainly due to higher general and administrative expenses during the nine months ended September 30, 2005 in connection with the issuance of a large number of shares of common stock in consideration for services rendered.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had total assets of $393 as of September 30, 2006, which consisted solely of current assets and included cash of $393. Total cash decreased by $4,632 or 92.1% from cash of $5,025 as of December 31, 2005.

We had total liabilities of $49,380 as of September 30, 2006, which included total current liabilities totaling $29,673, which included $5,384 of accounts payable, $1,789 of accrued liabilities, $22,500 of note payable for services, which represented our note payable to David M. Loev, and $19,707 of line of credit, related party, which represented our Line of Credit with our Chief Executive Officer and President Harold A. Yount, Jr. We entered into a master revolving line of credit with our Chief Executive Officer and President, Harold
A. Yount, Jr., in September 2002 (the "Line of Credit"). We can borrow up to $25,000 under the Line of Credit. The Line of Credit bears no interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of November 10, 2006, the balance on the Line of Credit remained at approximately $19,707.

We had negative working capital of $29,280 and a total accumulated deficit of $82,360 as of September 30, 2006.

We had net cash used in operating activities of $13,132 for the nine months ended September 30, 2006, which was mainly due to net loss of $20,947 offset by $4,056 in accounts payable, $2,090 of imputed interest expense, $996 of accrued liabilities and $673 of stock issued for services.

We had net cash provided by financing activities of $8,500 for the nine months ended September 30, 2006, which represented $8,500 borrowed under our Line of Credit.

In April 2005, we issued our attorney, David M. Loev, 700,000 shares of our restricted common stock and in May 2005, we paid Mr. Loev, $5,000 and issued him a $25,000 Note Payable, in consideration for legal services rendered by Mr. Loev in connection with our incorporation and legal services rendered on behalf of us in connection with our Private Placement Memorandum and the filing and accompanying amendments associated with our SB-2 Registration Statement (the "Note"). As of September 30, 2006, the outstanding principal balance of such Note was $22,500. The Note was due and payable on May 15, 2006, and because the Note was not paid on such date, the principal balance of the Note bears interest at the rate of ten percent (10%) per year, payable on the 15th of each month until due. We have not made our required interest payments on the Note to date.

If we are unable to raise additional capital from increases in the Line of Credit, which had a balance of $19,707, with approximately $5,300 remaining as of November 10, 2006, and/or additional sales of Common Stock in the future, and/or if we are unable to repay the Note, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future.

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

                                  RISK FACTORS
                            -------------------------

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE FORCED TO CURTAIL OR CEASE OUR BUSINESS OPERATIONS IN THE FUTURE.

We depend to a great degree on the ability to attract external financing in order to conduct business activities. We believe we can continue our business operations for approximately the next six months, assuming that our expenses maintain their current levels, due to the fact that our President, Harold A. Yount has committed up to $25,000 in additional capital to us via a non-interest bearing unsecured line of credit, of which $19,707 had been advanced as of September 30, 2006, and approximately $5,300 remained as of September 30, 2006, which amount had not changed as of November 10, 2006; however, we are currently in default of a Promissory Note in the amount of $22,500 which we owe to our legal counsel, which is accruing interest of 10% per annum as a result of such default, and we can provide no assurances that the capital we have raised, and the additional capital available to us from our principals, will be adequate to repay the Note, the Line of Credit, or for our long-range growth. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and/or cease our business operations altogether, which may make any investment in us worthless.

OUR  AUDITOR  HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; had a stockholders' deficit of $30,802; and negative working capital of $19,595 as of December 31, 2005 and a total accumulated deficit of $82,360 and negative working capital of $29,280 as of September 30, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is the sole individual responsible for running our operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

We received approximately eighty-nine percent (89%) of our revenues from a total of only three (3) customers, accounting for forty-four percent (44%), twenty-seven percent (27%) and eighteen percent (18%), respectively, of our revenues during the nine months ended September 30, 2006 and sixty-four percent (64%) of our revenues for the nine months ended June 30, 2005 from a total of only two (2) customers. Approximately eight percent (8%) of our revenues since inception have been attributable to one recurring customer. In 2004 this customer represented approximately five percent (5%) of our total sales and approximately thirteen percent (13%) in 2005. During the nine months ended

September 30, 2006, this customer accounted for approximately eight percent (8%) of our revenues. The majority of our revenues have been the result of services we performed in connection with large weddings. We typically receive a large percentage of our revenues from a small number of large weddings each year. Due to the nature of weddings, i.e. that they are normally a one-time event, the majority of our past customers who accounted for the majority of our revenues are not and will not be repeat customers. As a result, we will need to continue marketing our services and will need to continue receiving revenues from a small number of large weddings and/or events. If we fail to receive revenues from large weddings and/or events in the future, it would have a materially adverse effect on our revenues and results of operations. If this were to happen, we could be forced to curtail or abandon our business plan and/or operations and any investment in us could become worthless.

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

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES

We have been contacted by parties seeking to merge and/or acquire us. While we have no immediate plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

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

Pursuant to our Articles of Incorporation, we have 140,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 1,857,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors have the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

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

 ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES

In August 2006, we issued 1,500 restricted shares of common stock to an individual in consideration for accounting services rendered in connection with our tax return. We claim an exemption from registration afforded by Section 4(2) of the Act of 1933, for the above issuance, since it did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by us.

ITEM  3.  DEFAULT  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)  Exhibits

Exhibit  No.        Description
---------------     ----------------

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

                                        FLEURS  DE  VIE,  INC.

DATED:  November  14,  2006             By:  /s/  Harold  A.  Yount,  Jr.
                                        ---------------------------------
                                        Harold  A.  Yount,  Jr.
                                        Chief  Executive  Officer