Form 10KSB
period 2006-12-31
Fleurs De Vie, Inc.
filed 2007-03-16
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-131084

FLEURS DE VIE, INC.
(Name of small business issuer in its charter)

Nevada	20-2388650
(State of organization)	(I.R.S. Employer Identification No.)

206 E. ROOSEVELT, BOERNE, TEXAS 78006
(Address of principal executive offices)

(830) 249-1679
(Registrant's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for its most recent fiscal year were $6,542.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of January 5, 2007, was $217,350.

At March 1, 2007, there were 1,857,000 shares of the Issuer's common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes [   ] No [X].

PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB ("FORM 10-KSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF FLEURS DE VIE, INC. ("FLEURS", "FDV," "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Fleurs De Vie, Inc. (the "Company," "we," and "us") provides upscale custom floral design services and finished natural floral products to the general public. We custom-design and produce projects as small as single floral vases or as large as floral arrangements and services for large events such as weddings, parties and banquets.

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

We were incorporated in Nevada on April 15, 2005 as "Fleurs De Vie." On June 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to "Fleurs De Vie, Inc." In the course of our day-to-day business operations in the State of Texas, we are operating under the approved assumed name of "FDV, Inc." Our principal executive offices are located at 206 East Roosevelt, Boerne, Texas, 78006, our telephone number is 830-249-1679 and our fax number is 830-249-1260. We have a website located at http://www.FDVie.com, which  includes information which we do not desire to incorporate by reference into this report.

We have generated nominal revenues since inception, and had an accumulated deficit of $92,045 and negative net working capital of $58,136 as of December 31, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is solely responsible for running our operations. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

MARKETING AND SALES EFFORT

We currently have a web site in place at www.FDVie.com, which we hope to use to market our services. In addition, we have contracted for advertising in the Hill Country View biweekly newspaper on a sporadic basis, at a cost of approximately $80 per week that we choose to advertise. This publication serves the Hill Country and Kendall County areas of Central Texas. The advertisements will run monthly on a special insert featuring wedding service providers. As a part of the agreed advertising fee, the Hill Country View ran a feature story on us in its February 24, 2006 issue.

MARKET NEED

We believe that there is a significant consumer market demanding the services of upscale floral design and production services. However, we believe that there is a significant underserved and untapped market for floral services due to the inability of the vast majority of floral operations to provide customized, high-end services to consumers who are willing to purchase such services.

We believe that the wedding, wedding reception and corporate events businesses in particular are significant resources that we believe offer substantial opportunity for us to provide services to those consumers with high-quality, discriminating taste. While we will compete with affiliates of large national floral companies such as FTD, Teleflora and Hallmark, we believe that we are able to provide products and services well beyond the typical storefront floral operations. With the network and contacts already established, we believe an expansion of the business is the appropriate strategy to promote further revenue growth.

OUR BUSINESS IS SPECULATIVE IN NATURE

We are highly dependent on a small number of large weddings and other events for our revenues. The market for weddings in the United States, as well as the regional area we service, is cyclical in varying degrees, and typically experiences fluctuations in the number of weddings which occur from month to month. There are no means to reasonably project the number and size of assignments we will receive in  any given season.  The business is largely dependent on a mix of local clients and out-of-town clients planning "destination" weddings or events. The frequency and size of the assignments can be affected by general economic conditions as well as trends that develop or evolve in the destination wedding/event desirability of the region we service.

According to statistics on www.theknot.com, the majority of weddings occur between the months of May and October each year, with substantially fewer weddings occurring between the months of November to April. As a result, our results of operations for the months from November to April may be substantially less than our results of operations during the months from May to October due to the fact that there are typically fewer weddings occurring during those months. As a result, our results of operations for one quarterly period may not provide an accurate projection of our results of operations for the entire fiscal year and/or may vary significantly from one quarter to the other. The nature of the business therefore is considered speculative.

DEPENDENCE ON MAJOR CUSTOMERS

As a general rule, we do not depend on any single or major customer in our day-to-day services; however, as described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations," we have historically depended on only a small number of large events and weddings for the majority of our revenues. As such, our results of operations may be adversely affected if we were to have less or no large events and/or weddings in any subsequent period.

PATENTS AND TRADEMARKS

We do not have any patents or trademarks and do not see the need for any in the near future.

LICENSE AND GOVERNMENT APPROVAL

We are not required to have licenses nor do we require governmental approval for our services. When we begin to provide services as envisioned in our business plan, we may be required to obtain licenses from the state in which we conduct business. We believe that the fees and process for obtaining such a license are simple and inexpensive.

We are licensed with the State of Texas Department of Agriculture and hold a Nursery Floral Class 1 license (Certificate No. 0322525) in good standing, which license costs $75 per year and is renewable by us on October 31, 2007.

RESEARCH AND DEVELOPMENT

The nature of our business does not require any research and development.

NUMBER OF EMPLOYEES

Currently, we have two unpaid employees, our president and chief executive officer, Harold A. Yount, Jr., who provides approximately 8-10 hours of services to us per week, and our Vice President, Brenda P. Yount. We do not have an employment agreement in place with either Mr. or Mrs. Yount. At the present time, based on the agreements we have in place, we do not foresee the need for any additional employees in the next 12 months. Additionally, we plan to use consultants and contract labor on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

Our President, Harold A. Yount, Jr., supplies us with office space in his home free of charge. The office space encompasses approximately 400 square feet. Mr. Yount has no current plans to charge us rent, and we believe that the office space provided by him will be adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Bid" and "asked" offers for our common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc.

In July 2006, our common stock began being quoted on the OTC-Bulletin Board under the symbol "FDVE." Our common stock currently has extremely low volume on the OTC-Bulletin Board and as a result, is subject to extreme fluctuations as shown by the table below.

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Bid Prices

Quarter Ended	High	Low

December 31, 2006	$0.40	$0.25

September 30, 2006(1)	$0.45	$0.05

(1) The first reported sale of the Company’s common stock on the OTC-Bulletin Board was July 10, 2006.

There were approximately 1,857,000 shares of the Company’s common stock outstanding, held by approximately 18 shareholders of record, as of March 5, 2007. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5.00 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks.  Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies  and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

AUTHORIZED STOCK

We have authorized capital stock consisting of 140,000,000 shares of Common Stock, $0.001 par value per share ("Common Stock") and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of March 5, 2007, we had 1,857,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding.

COMMON STOCK

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine. Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of Common Stock is, and all shares of Common Stock to be outstanding upon completion of this Offering will upon payment therefore be, duly and validly issued, fully paid and non-assessable.

PREFERRED STOCK

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

The issuance of such Preferred Stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock. It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the Common Stock until the board of directors determines the specific rights of the holders of the Preferred Stock. However, these effects may include:

o	Restricting dividends on the Common Stock;

o	Diluting the voting power of the Common Stock;

o	Impairing the liquidation rights of the Common Stock; and

o	Delaying or preventing a change in control of the Company without further action by the stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any shares of common stock during the three months ended December 31, 2006, or as of the date of this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Management believes that with the money we currently generate through sales, the fact that our expenses are limited, and that our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next six months if no additional financing is raised.  Our Chief Executive Officer has also verbally agreed to advance us up to an additional $5,000, if needed, subsequent to the filing of this report.  We believe we will require additional funding of approximately $15,000 to continue our operations for the next twelve months, which amount does not take into account revenues we may generate through the sales of our products in the future or any amounts owed under our over due Note payable to our legal counsel or the amounts due under the Lines of Credit (described and defined below), which are due on December 31, 2007. For the year ended December 31, 2006, we generated revenues of $6,542 from the sale of floral design and event planning services. Our strategies to increase our revenues in the future include seeking out businesses in related fields such as floral sales, design and event planning and acquiring those businesses for stock and/or cash.

To fund our ongoing operations, we will rely on the commitment of our President and Chief Executive Officer, Mr. Harold A. Yount, Jr. Mr. Yount has provided us with working capital in the form of two open lines of credit totaling $30,000 (as explained in greater detail below). As of December 31, 2006, we had drawn approximately $23,207 on the Lines of Credit..

In terms of priority for future development, our first priority will be to increase revenues by increasing our sales to our target markets, weddings, wedding receptions and corporate event businesses. While underway, we anticipate most of our day-to-day activities being dedicated to this effort. We plan to increase our public relations and press relations efforts and will, assuming that revenues increase, dedicate a larger portion of those revenues to a comprehensive advertising program. In connection which the advertising program, we have already been profiled in a local San Antonio, Texas, publication, the Hill Country View and received a byline credit in the September/October 2005 publication of the San Antonio Weddings magazine where a number of photos featured flowers from one of our client's weddings. Additionally, we currently run a monthly advertisement in the Hill Country View. We have seen an increase in client inquiries as a result of our advertising campaign.

Next in order of priority, we plan to seek out new markets in which we can offer our services. We plan to achieve this process through additional research of our competitors and a comparison of our strengths and weaknesses versus our competition. We currently plan to continue to compete with local and regional affiliates of large national floral companies such as FTD, Teleflora and Hallmark. In the Boerne, Texas metro area there are only six (6) local florists, none of which cater specifically to weddings or special events. Our emphasis therefore, will be to provide an additional level of personal professionalism, service and expertise which we believe 1) the large organization cannot or will not offer and 2) the local florists are not inclined to offer. We believe that this "personal professionalism" will significantly differentiate us from our competitors and place Fleurs De Vie, Inc. in a market niche of its own. Despite this effort, we recognize that our competitors will most likely have significantly larger capital resources and may have a much longer period of success than we have. Nevertheless, we believe that our unique blend of expertise and personal attention will set us aside from our competition.

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

COMPARISON OF OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

We had sales of $6,542 for the year ended December 31, 2006, compared to sales of $9,606 for the year ended December 31, 2005, a decrease in sales from the prior period of $3,064 or 31.9%. Our sales decreased from the prior period due to the fact that we provided flowers to only three weddings in 2005, compared to six in 2006.

We had cost of sales of $4,291 for the year ended December 31, 2006, compared to cost of sales for the year ended December 31, 2005 of $6,496, a decrease in costs of sales of $2,205 or 33.9% from the prior period. The decrease in cost of sales was directly attributable to our decrease in sales.

Our cost of sales as a percentage of sales for the year ended December 31, 2006 was 65.6%, compared to cost of sales as a percentage of sales for the year ended December 31, 2005 of 67.6%, a decrease in cost of sales as a percentage of sales of 2% for the year ended December 31, 2005.  Our revenue for each period is substantially dependent on the number of large weddings we provide services to, and in periods where we provide services to one or more weddings, our revenues are likely to be higher than during those periods where we only provide services to smaller events.

We had a gross profit of $2,251 for the year ended December 31, 2006, compared to a gross profit of $3,110 for the year ended December 31, 2005, a decrease in gross profit of $859 or 27.6% from the prior period. This decrease in gross profit was mainly due to the 31.9% decrease in sales for the year ended December 31, 2006. An additional factor contributing to the fact that our cost of sales decreased more  than our sales, was that we were successfully able to increase the prices that we charge for our services during the year ended December 31, 2006, compared to the year ended December 31, 2005 raising our cost to sales margins and decreasing our overall cost of sales.  We had general and administrative expenses of $28,693 for the year ended December 31, 2006, compared to general and administrative expenses of $58,043 for the year ended December 31, 2005, a decrease in general and administrative expenses of $29,350 or 50.6% from the prior period. General and administrative expenses for the year ended December 31, 2006 generally related to accounting fees, legal fees and EDGAR filing expenses associated with our Form SB-2 Registration Statement and related public filings with the Securities and Exchange Commission. The decrease in general and administrative expenses was due to the fact that during the year ended December 2005, we issued an aggregate of 882,500 shares of common stock for services to various of our consultants, including 700,000 shares of common stock to our legal counsel in consideration for legal services rendered, compared to only 1,500 shares of common stock issued for services, to our tax accountant, during the year ended December 31, 2006, which issuances greatly increased our general and administrative expenses for the year ended December 31, 2005, compared to the year ended December 31, 2006.

We had $4,189 of interest expense for the year ended December 31, 2006, compared to $1,788 of interest expenses for the year ended December 31, 2005, an increase of $2,401 or 134.3%. This increase was mainly due to the imputed interest on the note payable to David M. Loev, our legal counsel,  which was outstanding and accruing interest for the entire year ended December 31, 2006.

We had a net loss of $30,631 for the year ended December 31, 2006, compared to a net loss of $56,707 for the year ended December 31, 2005, a decrease in net loss of $26,076 or 46% from the prior period, which decrease was mainly due to the 33.9% decrease in cost of sales and the 50.6% decrease in general and administrative expenses offset by the 31.9% decrease in revenues and the 134.3% increase in interest expense for the year ended December 31, 2006, compared to the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $367 as of December 31, 2006, which consisted solely of current assets and included cash of $194 and accounts receivable of $173.

We had total liabilities of $58,502 as of December 31, 2006, which consisted solely of current liabilities, and included $10,837 of accounts payable, $1,958 of accrued liabilities, $22,500 of note payable for services, which represented our note payable to David M. Loev, and $23,207 of line of credit, related party, which represented our line of credit with our Chief Executive Officer and President Harold A. Yount, Jr. We entered into a master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr., in September 2002. We can borrow up to $25,000 under the line of credit. The line of credit bears no interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. Additionally, on February 1, 2007. Mr. Yount provided us with another line of credit in the amount of $5,000. This new line of credit bears interest at the rate of 10% per annum, and is due on December 31, 2007 (collectively the "Lines of Credit").

We had negative working capital of $58,135 and a total accumulated deficit of $92,044 as of December 31, 2006.

We had net cash used in operating activities of $16,831 for the year ended December 31, 2006, which was due to net loss of $30,631 and change in accounts receivable of $173, offset by change of $9,509 in accounts payable, change of $2,626 in imputed interest expense, change of $1,166 in accrued expenses and $672 of stock issued for services, which was mainly used for legal and accounting services rendered in connection with our registration statement filing and amendments thereto.

We had net cash provided by financing activities of $12,000 for the year ended December 31, 2006, which represented $12,000 borrowed under our Lines of Credit during 2006.

In April 2005, we issued our attorney, David M. Loev, 700,000 shares of our restricted common stock and in May 2005, we paid Mr. Loev, $5,000 and issued him a $25,000 Note Payable (the " Note"), in consideration for legal services rendered by Mr. Loev in connection with our incorporation and with our Private Placement Memorandum and the filing and accompanying amendments associated with our SB-2 Registration Statement. As of December 31, 2006, the outstanding principal balance of the Note was $22,500. The Note was due and payable on May 15, 2006, and because the Note was not paid on such date, the principal balance of the Note bears interest at the rate of ten percent (10%) per year, payable on the 15th of each month until due. We have not made any interest payments on the Note.

If we are unable to raise additional capital from increases in the Lines of Credit, which had a balance of $28,308 as of February 17, 2007, with approximately $1,692 remaining as of February 17, 2007, and/or additional sales of Common Stock in the future, and/or if we are unable to repay the Note, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future.

In the future, we may be required to seek additional capital by selling debt or equity securities, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot be assured however, that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The business and the value of our common stock are subject to the following Risk Factors:

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE FORCED TO CURTAIL OR CEASE OUR BUSINESS OPERATIONS IN THE FUTURE.

We depend to a great degree on the ability to attract external financing in order to conduct business activities. We believe we can continue our business operations for approximately the next six months, assuming that our expenses maintain their current levels, and we continue to generate revenue though sales of our products and services, due to the fact that our President, Harold A. Yount has committed up to $25,000 in additional capital to us via a non-interest bearing unsecured line of credit and another $5,000 to us in the form of a 10% interest bearing unsecured line of credit, of which $28,308 had been advanced as of February 17, 2007, and approximately $1,692 remained as of February 17, 2007; however, we are currently in default of a Promissory Note in the amount of $22,500 which we owe to our legal counsel, which is accruing interest of 10% per annum as a result of such default, and the Lines of Credit are payable to Mr. Yount on December 31, 2007, which we do not currently have sufficient funds to repay, and as a result, we can provide no assurances that the capital we have raised, and the additional capital available to us from our principals, will be adequate to repay the Note, the Lines of Credit, or for our long-range growth. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and/or cease our business operations altogether, which may make any investment in us worthless.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; had an accumulated deficit of $92,045 and negative working capital of $58,136 as of December 31, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is the sole individual responsible for running our operations. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

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

We received approximately 85% of our revenues from a total of only three (3) customers, accounting for 42%, 26% and 17%, respectively, of our revenues during the year ended December 31, 2006. In total, we had only six (6) total customers during the year ended December 31, 2006. Since inception, one customer has accounted for 8.7% of our total revenues, and another customer, our largest repeat customer has accounted for 8.5% of our total revenues since inception. The majority of our revenues have been the result of services we performed in connection with large weddings. We typically receive a large percentage of our revenues from a small number of large weddings each year. Due to the nature of weddings, i.e. that they are normally a one-time event, the majority of our past customers who accounted for the majority of our revenues are not and will not be repeat customers. As a result, we will need to continue marketing our services and will need to continue receiving revenues from a small number of large weddings and/or events. If we fail to receive revenues from large weddings and/or events in the future, it would have a materially adverse effect on our revenues and results of operations. If this were to happen, we could be forced to curtail or abandon our business plan and/or operations and any investment in us could become worthless.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fleurs De Vie, Inc.
Boerne, Texas

We have audited the accompanying balance sheet of Fleurs De Vie, Inc. as of December 31, 2006, and the related statements of operations, changes in shareholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Fleurs De Vie’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board ( United States ). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleurs De Vie, Inc., as of December 31, 2006, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America .

The accompanying financial statements have been prepared assuming that Fleurs De Vie, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Fleurs De Vie, Inc. suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 1, 2007

FLEURS DE VIE, INC.
BALANCE SHEET
December 31, 2006

ASSETS

Cash	$194
Accounts receivable	173

Total assets	$367

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$10,837
Accrued liability	1,958
Note payable from related party for services	22,500
Line of credit-related parties	23,207

Total liabilities	58,502

Commitments	-

Stockholders' deficit
Preferred stock: $.001 par value; 10,000,000 shares authorized,	--
none issued and outstanding
Common stock; $.001 par value; 140,000,000 shares authorized,	1,857
1,857,000 issued and outstanding

Additional paid-in capital	32,052
Accumulated deficit	(92,044)
Total stockholders' deficit	(58,135)

Total liabilities and stockholders' deficit	$367

See summary of accounting policies and
accompanying notes to financial statements.

FLEURS DE VIE, INC.
STATEMENTS OF OPERATIONS
 Years ended December 31, 2006 and 2005

	2006	2005

Sales	$6,542	$9,606
Cost of sales	4,291	6,496
Gross profit	2,251	3,110

Operating expenses
General and administrative	28,693	58,043
Interest Expense	4,189	1,788
Total operating expenses	32,882	59,831

Loss before income tax benefit	(30,631)	(56,721)

Income tax benefit	--	14

Net loss	$(30,631)	$(56,707)

Basic and diluted loss per common share	$(0.02)	$(0.03)
Proforma amounts		(0.04)

Basic and diluted weighted average common
shares outstanding	1,856,010	1,873,900
Proforma amounts		1,593,737

See summary of accounting policies and
accompanying notes to financial statements.

FLEURS DE VIE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2006 and December 31, 2005
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2004	--	$-	$2,500	$(4,706)	$(2,206)

Founders shares	900,000	900	--	--	900

Stock for services	882,500	883	9,951	--	10,834

Stock for cash	73,000	73	14,527	--	14,600

Imputed interest	--	--	1,777	--	1,777

Net loss	--	--	--	(56,707)	(56,707)

Balance, December 31, 2005	1,855,500	1,856	28,755	(61,413)	(30,802)

Stock for services	1,500	--	671	--	672

Imputed interest	--	--	2,626	--	2,626

Net loss	--	--	--	(30,631)	(30,631)

Balance, December 31, 2006	1,857,000	$1,857	$32,052	$(92,044)	$(58,135)

See summary of accounting policies and
accompanying notes to financial statements.

FLEURS DE VIE, INC.
STATEMENTS OF CASH FLOWS
 Years ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(30,631)	$(56,707)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest expense	2,626	1,777
Stock issued for services	672	11,734
Changes in operating assets and liabilities:
Accounts receivable	(173)	-
Accounts payable	9,509	297
Other accrued expenses	1,166	(502)

Net cash used in operating activities	(16,831)	(43,401)

Cash flow from financing activities:
Proceeds from sale of stock	-	14,600
Net change in line of credit to related party	12,000	31,877
Net cash provided by financing activities	12,000	46,477

Net change in cash	(4,830)	3,076

Cash, beginning of period	5,025	1,949

Cash, end of period	$194	$5,025

Supplemental Cash Flow information
Interest paid	$-	$-
Taxes paid	-	-

See summary of accounting policies and
accompanying notes to financial statements.

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Fleurs De Vie, Inc. (“FDV”) was incorporated in Nevada on April 15, 2005. Prior to April 2005, FDV was a sole proprietorship. FDV is engaged in custom-designed florals with one store located in Boerne, Texas.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, FDV considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. FDV recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred and services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the customer picks up the product or FDV delivers the product.

Income taxes. Through December 31, 2004, FDV itself was not a taxpaying entity for purposes of federal and state income taxes. Federal and state income taxes of the proprietor were computed on their total income from all sources. Beginning in 2005, FDV recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. FDV provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net income (loss) per share. The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2006 and 2005, there were no potential dilutive securities. Proforma net income (loss) per share has been presented as if the shares issued to the original owners were issued as of the first day of the first period presented.

Recently issued accounting pronouncements. FDV does not expect the adoption of recently issued accounting pronouncements to have a significant impact on FDV’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, FDV incurred net losses of $30,631 and $56,707 for the years ended December 31, 2006 and 2005, respectively and had accumulated deficits of $92,044 and a working capital deficit of $58,136 as of December 31, 2006. These conditions raise substantial doubt as to FDV’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock and in turn increase operations. FDV will continue to implement a plan to increase revenues, public relations, press relations and advertising. FDV will seek out new markets and areas of strategic alliance and opportunity. The financial statements do not include any adjustments that might be necessary if FDV is unable to continue as a going concern. Due to the uncertainties arising from FDV’s financial condition, FDV’s independent registered public accounting firm included an explanatory paragraph discussing going concern uncertainties in their “Report of Independent Registered Public Accounting Firm.”

NOTE 3 - NOTE PAYABLE FROM RELATED PARTIES FOR SERVICES

In May 2005, FDV signed an unsecured promissory note for $25,000 of services. The note was due in May 2006, bears 0% interest if paid by maturity and 10% interest if paid thereafter. Interest of 10% was being imputed and expensed as a contribution to capital up to May 15,2006. Subsequent to the due date, interest was accrued and charged to expense. At December 31, 2006, the outstanding balance of this note was $22,500.

NOTE 4 - LINE OF CREDIT - RELATED PARTY

In September 2002, FDV entered into a revolving line of credit with the owner. Under this arrangement, FDV can borrow up to $25,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 31, 2007. Past due amounts will bear interest of 10%. Interest of 10% is being imputed and expensed as a contribution to capital. As of December 31, 2006, $1,793 was available for borrowing under the line of credit.

NOTE 5 - COMMITMENTS

FDV has no lease expense for the years ended December 31, 2006 and 2005. FDV is using office space provided by the majority shareholder on a rent-free, month to month basis.

NOTE 6 - COMMON STOCK

In April 2005 FDV issued 900,000 shares of common stock to the founders valued at $900 and 1,175,000 shares of common stock to two consultants for services valued at $1,175. The 900,000 founder’s shares were issued for the transition of the entity from a sole proprietor to a corporation. The shares have been presented as if they were issued as of the first day of the first period presented.

In June 2005 FDV cancelled 342,500 shares of common stock valued at $343 previously issued to consultants.

From July through December 2005 FDV sold 73,000 shares of common stock for proceeds of $14,600.

In October 2005, FDV issued 50,000 shares of its common stock valued at approximately $10,000 to a consultant in exchange for services.

In August 2006, FDV issued 1,500 shares of its common stock to a consultant for services valued at $672.

NOTE 7 - MAJOR CUSTOMERS AND CONCENTRATIONS

During 2006 FDV had 3 customers that collectively comprised approximately 85% of FDV’s annual revenue. During 2005 FDV had 7 customers that collectively comprised approximately 87% of FDV’s annual revenue.

NOTE 8 - INCOME TAXES

Fleurs De Vie uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 Fleurs De Vie incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $11,552 at December 31, 2006, of which $7,452 will expire in the year 2025 and $10,721 will expire in the year 2026.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$11,552
Less: valuation allowance	(11,552)
Net deferred tax asset	$0

NOTE 9 - SUBSEQUENT EVENT

Mr. Yount provided us with another line of credit in the amount of $5,000.  The new line of credit bears interest at the rate of 10% per annum is unsecured and due on December 31, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers currently serving are as follows:

Name	Title	Age

Harold A. Yount, Jr.	President, Chief Executive Officer,	53
	Chief Financial Officer, Secretary,
	Treasurer and Director

Brenda P. Yount	Vice President	51

HAROLD A. YOUNT, JR.
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Harold A. Yount, Jr. has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director since the Company was incorporated in April 2005. Mr. Yount has served as Vice President of Koontz McCombs Realty Services, Inc. ("Koontz") since January 2002, where he is currently in charge of marketing various real estate products for lease and for sale. From May 1994 to January 2002, he served as Vice President and Partner of Cavender & Hill Properties, Inc. From August 1991 to May 1994, he served as Vice President of Property Management for Transwestern Property Co. From November 1989 to August 1991, he served as Director of Dispositions for USAA Real Estate Company. Mr. Yount received a Bachelors degree from the University of Florida in Architecture in 1975. He has a Certified Property Manager ("CPM") designation from the Institute of Real Estate Management, and is also a Certified Commercial Investment Member ("CCIM"). He is a member of the Institute of Real Estate Management, the Rotary Club of San Antonio, the CCIM Institute, the National Association of Realtors and the San Antonio Board of Realtors. Mr. Yount spends approximately eight to ten hours per week on Company matters and approximately 40 hours per week on Koontz matters, however, it is anticipated that he will spend more time on Company matters as the Company's operations expand.

BRENDA P. YOUNT
Vice President

Brenda P. Yount serves as our Vice President and is in charge of the day-to-day operations, marketing, design and production of products for our Company. Ms. Yount has been our sole employee since the Company's inception in October of 2002 and has served as Vice President since the Company was incorporated in April 2005. From October 1987 to October 1988, she worked at Temporary Agency Assignments on miscellaneous temporary agency assignments at various companies. From July 1987 to October 1987, she worked at David Johnson Group as assistant property manager. From September 1985 to May 1987, she worked as a secretary at Kirksey-Meyers Architects. Ms. Yount has successfully created unique floral designs that have led to approximately $31,000 in total sales to approximately eighty-nine (89) separate assignments and approximately sixty-six (66) separate customers. Ms. Yount studied floral arrangement at Anthony's School of Floral Designs of Texas and received her degree in September 2002.

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

ITEM 10. EXECUTIVE COMPENSATION.

Other
                                                                                               Annual                   Restricted                    Total
    Name & Principal                                                                                Compen-                    Stock                       Compen-
            Position   Year                  Salary ($)                   sation                      Awards                        sation

             Harold A. Yount, Jr.               2006                       $-0-(1)                        -0-                             -0-                                 -0-
                   President,                           2005                       $-0- (1)                       -0-                          $500 (2)                        $500
         Chief Executive Officer,
         Chief Financial Officer,
           Secretary, Treasurer
                 and Director

Salaries above do not include perquisites and other personal benefits which in aggregate total less than $10,000. No executive employees have received more than $100,000 in compensation, including bonuses and options, since our inception. No executive officers have received any bonuses, option awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings.

(1) We have not paid Harold A. Yount, Jr. any salary since our incorporation and no salary is being accrued. It is anticipated that he will not receive a salary until we obtain approximately a minimum of $150,000 in annual revenues, which will depend on whether we will be able to grow, market and maintain our operations. We do not have an employment agreement with Mr. Yount.

(2) Mr. Yount was issued 500,000 shares of our Common Stock in April 2005, which shares of common stock was valued at $500 or $0.001 per share, in consideration for services rendered to the Company in connection with the Company's formation and with his positions as Chief Executive Officer and Director of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

No non-executive members of our Board of Directors have ever received any compensation for any services performed in their capacity as a Director of the Company, however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Harold A. Yount, Jr., determines the compensation given to our executive officers in his sole determination. Our executive compensation program currently consists solely of shares of common stock issued in consideration for services rendered by Mr. and Mrs. Yount, which we believe aligns our executives’ interests with the interests of our shareholders by making our executives’ salaries, if any, be paid through sales of our common stock, which salaries can therefore only increase in the event the share price of our common stock increases. In addition, although we have not to date, our Board of Directors also reserves the right to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. While our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

As of the date of this filing, no executive officers or Directors hold any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of December 31, 2006 or December 31, 2005.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer) and the Company (in establishing compensation levels for other executives, if any) considers many factors, including, but not limited to, the individual’s abilities and performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the floral industry, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment agreements (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•	Total compensation may include base salary and short-term and long-term variable incentives based on annual performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices as practicable.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies includes companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers and managers, the Company takes into account the employee’s knowledge and experience, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees if individual performance is at or above pre-established performance expectations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 5, 2007, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

	NUMBER OF SHARES OF
	COMMON STOCK
NAME AND ADDRESS	BENEFICIALLY OWNED	PERCENTAGE OF
OF BENEFICIAL OWNERS	PERCENTAGE OF OWNERSHIP(1)(2)	OWNERSHIP(1)(2)

Harold A. Yount , Jr.(2)
President, Chief Executive Officer,	900,000	48.5%
Chief Financial Officer, Secretary,
Treasurer and Director
206 East Roosevelt Ave.
Boerne, Texas, 78006

Brenda P. Yount (2)
Vice President	900,000	48.5%
206 East Roosevelt Ave.
Boerne, Texas, 78006

David M. Loev (3)
6300 West Loop South,
Suite 280	750,000	40.4%
Bellaire, Texas, 77401
_________________________________	___________	________________
ALL OFFICERS AND DIRECTORS
AS A GROUP (2 PERSONS)	900,000	48.5%

(1) Using 1,857,000 shares of Common Stock outstanding as of March 5, 2007.

(2) Harold A. Yount, Jr. and Brenda P. Yount are husband and wife and as such beneficially own the shares of Common Stock held in each of their names. Harold A. Yount, Jr. holds 500,000 shares of our Common Stock in his name and Brenda P. Yount holds 400,000 Shares in her name. They each beneficially own all 900,000 shares.

(3) In addition to Mr. Loev's individual beneficial ownership of 700,000 shares of our Common Stock, Loev Corporate Filings, Inc., whose president is Hannah M. Loev, Mr. Loev's wife, holds 50,000 shares of our Common Stock, which are included in the table above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2005, we issued an aggregate of 2,075,000 shares of common stock to certain founders in consideration for services rendered in connection with our formation. These issuances included

o	500,000 shares of common stock issued to Harold A. Yount, Jr., our President, Chief Executive Officer, Chief Financial Officer, Secretary and Director in consideration for services rendered;

o	400,000 restricted shares of common stock to Brenda P. Yount in consideration for services rendered;

o	700,000 restricted shares of common stock to David Loev in consideration for legal services rendered; and

o
400,000 restricted shares of common stock to Carey G. Birmingham in connection with a consulting services agreement and in consideration for consulting services, which include sourcing new clients and providing financial advice, as needed.

In April 2005, Mr. Birmingham was issued 400,000 shares of our stock in anticipation of his commitment to aid our company and provide us guidance on general business consulting matters connected with our formation, operations and plans for future expansion, as Mr. Birmingham has knowledge of publicly traded companies and the challenges faces such companies. However, in June 2005 Mr. Birmingham informed us that the scope and amount of consulting services he would be able to provide to us would be limited as a result of the fact that he could no longer make the time commitment to us which he had originally anticipated, and as a result of such change, he agreed to cancel 342,500 of the shares of common stock which he was originally issued, and to retain 57,500 shares of our Common Stock in consideration for the previous consulting work he had performed for us.

In May 2005, we paid our attorney, David M. Loev, $5,000 and issued him a $25,000 Note Payable in consideration for legal services rendered in connection with our formation and legal services to be rendered on behalf of us in connection with our Private Placement Memorandum and the filing and accompanying amendments associated with our SB-2 Registration Statement. As of December 31, 2006, the principal balance of such Note was $22,500, which amount does not include any accrued and unpaid interest. The unpaid balance on the Note was due on May 15, 2006, which amount was not paid on May 15, 2006 and which has not been paid to date, and which amount has been accruing interest at 10% per year since May 16, 2006.

In January 2005, Mr. Yount agreed to provide us with a line of credit in the amount of $25,000. The line of credit is unsecured, is payable in full, without interest, at any time prior to December 31, 2007, the maturity date of line of credit. However, any unpaid principal, which remains outstanding under the line of credit after December 31, 2007, shall bear  interest at ten percent per year.  As of December 31, 2005, $23,207 had been drawn on the line of credit by the Company. In February 2007,  Mr. Yount provided us with another line of credit in the amount of $5,000, which bears interest at the rate of 10% per annum until paid in full, which line of credit is due in full on December 31, 2007. As of February 17, 2007, a total of  $28,308 had been advanced pursuant to both lines of credits ($25,000 pursuant to the January 2005 line of credit and $3,308 pursuant to the February 2007 line of credit) and as such, $1,692 remained available to the Company under the lines of credit as of February 17, 2007.

In December 2005, we agreed to issue Loev Corporate Filings, Inc. ("Filings"), whose president Hannah M. Loev, is the wife of our attorney David M. Loev, 50,000 shares of our restricted Common Stock in connection with Filings providing us a 20% discount on EDGAR filing services to be rendered to us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Correction

3.3(1)	By-Laws of Fleurs De Vie, Inc.

10.1(1)	Line of Credit with Harold A. Yount, Jr. ($25,000)

10.2(2)	Promissory Note with David M. Loev

10.3*	Line of Credit with Harold A. Yount, Jr. ($5,000)

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on January 18, 2006, and incorporated herein by reference.

(2) Filed as Exhibits to our Form SB-2A Registration Statement filed with the Commission on March 21, 2006, and incorporated herein by reference.

* Filed Herein.

b) Reports on Form 8-K:

We did not file any reports on Form 8-K during the three months ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended 2006 and 2005 for professional services rendered by our auditors for the audit of our annual financial statements and review of our quarterly financial statements was $15,341 and $11,265, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEURS DE VIE, INC.

By: /s/ Harold A. Yount, Jr.
Name: Harold A. Yount, Jr.
Title: Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)

Date: March 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Harold A. Yount, Jr.	Chief Executive Officer	March 15, 2007
Harold A. Yount, Jr.	Chief Financial Officer
(Principal Accounting Officer)
Treasurer, Secretary and Director

/s/ Brenda P. Yount	Vice President	March 15, 2007
Brenda P. Yount