Form 10QSB
period 2007-03-31
Fleurs De Vie, Inc.
filed 2007-05-14
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(830) 249-1679

(Registrant's telephone number)

  Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

  As of May 5, 2007, 1,857,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Traditional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEURS DE VIE, INC.
BALANCE SHEETS
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS

Cash	$247	$194
Accounts receivable	-	173

Total assets	$247	$367

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued liabilities	$18,299	$12,795
Note payable - related party	22,500	22,500

Total current liabilities	40,799	35,295

Line of credit - related party	30,607	23,207

Total liabilities	71,406	58,502

Stockholders’ Deficit
Preferred Stock, $.001 par, 10,000,000 authorized,
None issued and outstanding	-	-
Common Stock; $.001 par value;140,000,000 shares authorized
1,857,000 issued and outstanding	1,857	1,857
Additional paid-in-capital	32,817	32,052
Accumulated deficit	(105,833)	(92,044)
Total stockholders' deficit	(71,159)	(58,135)

Total liabilities and stockholders' deficit	$247	$367

See notes to financial statements.

FLEURS DE VIE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2007	2006

Revenue	$185	$1,533
Cost of revenue	-	1,776
Gross margin	185	(243)

Operating expenses
General & administrative	12,585	8,093
Interest expense	1,388	886
Total operating expenses	13,973	8,979

Net Loss	$(13,788)	$(9,222)

Basic and diluted loss per common share	$(.01)	$(.01)

Basic and diluted weighted average common
shares outstanding	1,857,000	1,855,000

See notes to financial statements.

FLEURS DE VIE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,788)	$(9,222)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed interest	765	886
Changes in:
Accounts Receivable	173	(84)
Accounts Payable and Accrued Expenses	5,503	380

NET CASH USED IN OPERATING ACTIVITIES	(7,347)	(8,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on related party line of credit	7,400	3,500

Net change in cash	53	(4,540)
Cash balance at beginning of period	194	5,025
CASH BALANCE AT END OF PERIOD	$247	$485

Supplemental Disclosures:
Taxes paid	$-	$-
Interest paid	-	-

See notes to financial statements.

FLEURS DE VIE, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Fleurs de Vie, Inc. ("FDV"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in FDV's December 31, 2006 annual report on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2006, as reported have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Fleurs De Vie has had recurring net losses and has an accumulated deficit of $105,833 and a working capital deficit of $40,552 as of March 31, 2007. These conditions raise substantial doubt as to Fleurs De Vie’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Fleurs de Vie is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF FLEURS DE VIE, INC. ("FLEURS", ”FDV,” "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

We have generated nominal revenues since inception, and had an accumulated deficit of $92,044 and negative net working capital of $34,928 as of December 31, 2006. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is solely responsible for running our operations. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

PLAN OF OPERATIONS

Management believes that with the money we currently generate through sales and the fact that our expenses are limited and our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next three months if no additional financing is raised. We believe we will require additional funding of approximately $15,000 to continue our operations for the next twelve months, which amount does not take into account revenues we may generate through the sales of our products in the future. For the year ended December 31, 2006, we generated revenues from sales of floral design and event planning services of approximately $6,542 and for the three months ended March 31, 2007, we generated revenues of $185 from the sale of floral design and event planning services. Our strategies to increase our revenues in the future include seeking out businesses in related fields such as floral sales, design and event planning and acquiring those businesses for stock and/or cash.

To fund our ongoing operations, we will rely on the commitment of our President and Chief Executive Officer, Mr. Harold A. Yount, Jr. Mr. Yount has provided us with working capital in the form of an open line of credit totaling $25,000 (as explained in greater detail below). As of March 31, 2007, we had drawn the full amount of $25,000. On February 1, 2007, Mr. Yount provided additional working capital in the form of an open line of credit totaling $5,000 and on March 1, 2007, Mr. Yount provided additional working capital in the form of an additional open line of credit totaling $5,000.

Additionally, we may enter into a merger or acquisition transaction in the future, which merger or acquisition if consummated may change our business focus, officers and Directors and may cause substantial dilution to our existing shareholders. While we have not entered into any agreements or understandings to date in connection with a merger or acquisition and can provide no assurances that we will enter into a merger or acquisition in the future, we have been in contact with several parties regarding the entry into a potential merger and/or acquisition transaction in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

We had revenue of $185 for the three months ended March 31, 2007, compared to revenue of $1,533 for the three months ended March 31, 2006, a decrease in revenue from the prior period of $1,348. Our sales decreased from the prior period due to the fact that during the three months ended March 31, 2007, we did not book any weddings or other events, compared to providing services to one wedding during the three months ended March 31, 2006.

We had cost of sales of $0 for the three months ended March 31, 2007, compared to cost of sales for the three months ended March 31, 2006 of $1,776, a decrease in costs of sales of $1,776 or 100% from the prior period. Our cost of decreased due to the fact that we did not perform any weddings or individual projects during the three months ended March 31, 2007, compared to the one wedding we performed services for during the three months ended March 31, 2006. Our revenue for each period is substantially dependent on the number of large weddings we provide services to, and in periods where we provide services to one or more weddings, our revenues are likely to be higher than during those periods where we only provide services to smaller events.

We had general and administrative expenses of $12,585 for the three months ended March 31, 2007, compared to general and administrative expenses of $8,093 for the three months ended March 31, 2006, an increase in general and administrative expenses of $4,492 or 55.5% from the prior period. General and administrative expenses for the three months ended March 31, 2007 generally related to auditing and accounting fees, legal fees and EDGAR filing expenses in connection with our periodic report filings. The increase in general and administrative expenses was primarily due to the fact that we incurred additional legal fees in association with review of proposals related to a potential merger of the company during the three months ended March 31, 2007, which expenses were not present during the three months ended March 31, 2006.

We also had $1,388 of interest expense for the three months ended March 31, 2007, which was the imputed and accrued interest on the notes payable to related parties, including the Line of Credit with Mr. Yount, described above.

We had a net loss of $13,788 for the three months ended March 31, 2007, compared to a net loss of $9,222 for the three months ended March 31, 2006, an increase in net loss of $4,566 or 49.5% from the prior period, which increase was mainly due to an increase in general and administrative expenses of $4,492 for the three months ended March 31, 2007, coupled with the $1,348 decrease in revenues for the three months ended March 31, 2007, compared to the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $247 as of March 31, 2007, which consisted solely of current assets of cash.

We had total liabilities of $71,406 as of March 31, 2007, which included $16,678 of accounts payable, $1,621 of accrued liabilities, $22,500 of note payable to a related party, and $30,607 of line of credit with a related party, relating to amounts owed to Mr. Yount as described below. We entered into a master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr., in September 2002 (the "Line of Credit"). Under this arrangement, we can borrow up to $25,000. The Line of Credit bears no interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of May 6, 2007, the balance on this Line of Credit was $25,000.

On February 1, 2007, we entered into a second master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr. (the "Second Line of Credit"). Under this arrangement, we can borrow up to $5,000. The Line of Credit bears interest at the rate of 10% per year until paid in full. Interest and any unpaid principal are due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of May 6, 2007, the balance on this Line of Credit was $5,000.

On March 1, 2007, we entered into a third master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr. (the "Third Line of Credit," and collectively with the Second Line of Credit and the Line of Credit, the “Lines of Credit”). Under this arrangement, we can borrow up to $5,000. The Line of Credit bears interest at the rate of 10% per year until paid in full, interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of May 6, 2007, the balance on this Line of Credit was $4,407.

We had negative working capital of $40,552 and a total accumulated deficit of $105,833 as of March 31, 2007.

We had net cash used in operating activities of $7,347 for the three months ended March 31, 2007, which was mainly due to net loss of $13,788 offset by $5,503 in accounts payable and accrued expenses, $173 in accounts receivable, and $765 of imputed interest expense.

We had net cash provided by financing activities of $7,400 for the three months ended March 31, 2007, which represented $7,400, borrowed under our Lines of Credit.

In April 2005, we issued our attorney, David M. Loev, 700,000 shares of our restricted common stock to satisfy a liability related to services he provided to the company.

In May 2005, we paid Mr. Loev $5,000 and issued him a $25,000 Note Payable, in consideration for legal services rendered by Mr. Loev in connection with our incorporation, our Private Placement Memorandum and the filing and accompanying amendments associated with our SB-2 Registration Statement (the "Note"). As of March 31, 2007, the outstanding principal balance of such Note was $22,500. The Note was due and payable on May 15, 2006, and because the Note was not paid on such date, the principal balance of the Note bears interest at the rate of ten percent (10%) per year, payable on the 15th of each month until due. We have not made our required interest payments on the Note to date.

If we are unable to raise additional capital from increases in the Lines of Credits, which had a total balance of $34,407, with approximately $593 remaining as of May 6, 2007, and/or the sale of additional Common Stock in the future, and/or if we are unable to repay the Note, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future.

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

Additionally, we may enter into a merger or acquisition transaction in the future, which merger or acquisition if consummated may change our business focus, officers and Directors and may cause substantial dilution to our existing shareholders. While we have not entered into any agreements or understandings to date in connection with a merger or acquisition and can provide no assurances that we will enter into a merger or acquisition in the future, we have been in contact with several parties regarding the entry into a potential merger and/or acquisition transaction in the future.

RISK FACTORS

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN

We have generated nominal revenues since inception; had an accumulated deficit of $105,833 and negative working capital of $40,552 as of March 31, 2007. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is the sole individual responsible for running our operations. These factors, among other, indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued, or even worthless.

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE FORCED TO CURTAIL OR CEASE OUR BUSINESS OPERATIONS IN THE FUTURE.

We depend to a great degree on the ability to attract external financing in order to conduct business activities. We believe we can continue our business operations for approximately the three months, assuming that our expenses maintain their current levels, due to the fact that our President, Harold A. Yount has committed up to $35,000 in additional capital to us via a non-interest bearing unsecured line of credit, of which $25,000 had been advanced as of March 31, 2007, and the Second Line of Credit being an interest bearing unsecured line of credit, of which $5,000 had been advanced as of March 31, 2007, and the Third Line of Credit being an interest bearing unsecured line of credit, of which $307 had been advanced as of March 31, 2007. Approximately $4,393 remained available as of March 31, 2007. As of May 6, 2007 $593 remained available. We are currently in default of a Promissory Note in the amount of $22,500 which we owe to our legal counsel, which is accruing interest of 10% per annum as a result of such default, and we can provide no assurances that the capital we have raised, and the additional capital available to us from our principals, will be adequate to repay the Note, the Line of Credit, or for our long-range growth. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and/or cease our business operations altogether, which may make any investment in us worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

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

We had $185 of sales during the three months ended March 31, 2007. Approximately eight percent (8%) of our revenues since inception have been attributable to one recurring customer. In 2004 this customer represented approximately five percent (5%) of our total sales, approximately thirteen percent (13%) in 2005 and approximately fourteen percent (14%) in 2006. The majority of our revenues have been the result of services we performed in connection with large weddings. We typically receive a large percentage of our revenues from a small number of large weddings each year. Due to the nature of weddings, i.e. that they are normally a one-time event, the majority of our past customers who accounted for the majority of our revenues are not and will not be repeat customers. As a result, we will need to continue marketing our services and will need to continue receiving revenues from a small number of large weddings and/or events. If we fail to receive revenues from large weddings and/or events in the future, it would have a materially adverse effect on our revenues and results of operations. If this were to happen, we could be forced to curtail or abandon our business plan and/or operations and any investment in us could become worthless.

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

(b)  Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending legal proceeding to which it is a party which is material to its business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Correction

3.3(1)	By-Laws of Fleurs De Vie, Inc.

10.1(1)	Line of Credit with Harold A. Yount, Jr. ($25,000)

10.2(2)	Promissory Note with David M. Loev

10.3(3)	Line of Credit with Harold A. Yount, Jr. ($5,000)

10.4*	Line of Credit with Harold A. Yount, Jr. ($5,000)

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on January 18, 2006, and incorporated herein by reference.

(2) Filed as Exhibits to our Form SB-2A Registration Statement filed with the Commission on March 21, 2006, and incorporated herein by reference.

(3) Filed as an exhibit to our Form 10-KSB filed with the Commission on March 15, 2007, and incorporated herein by reference.

* Filed Herein.

b)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEURS DE VIE, INC.

DATED: May 11, 2007	By: /s/ Harold A. Yount, Jr.
Harold A. Yount, Jr.
Chief Executive Officer