Form 10-Q
period 2007-06-30
Fleurs De Vie, Inc.
filed 2007-08-14
CIK 1341780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(830) 249-1679

(Registrant's telephone number)

  Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

  As of August 1, 2007, 1,857,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Traditional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

FLEURS DE VIE, INC

BALANCE SHEETS

(Unaudited)

June 30,

December 31,

2007

2006

-----------

-----------

ASSETS

Cash

$    49,891      $

194

Accounts receivable

173

-----------

-----------

Total current assets

49,891

367

LIABILITIES & STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities

$    21,523

$    12,795

Accrued liabilities – related party

50,000

Note payable - related party

22,500

22,500

-----------

-----------

Total current liabilities

94,023

35,295

Line of credit – related party

37,954

23,207

-----------

-----------

Total liabilities

131,977

58,502

-----------

-----------

Commitments

-

-

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par, 10,000,000 shares

authorized, none issued and outstanding

-

-

Common stock, $.001 par, 140,000,000 shares

authorized, 1,857,000 shares outstanding

1,856

1,857

Additional paid-in capital

32,818

32,052

Accumulated deficit

(116,760)

(92,044)

-----------

-----------

Total stockholders’ deficit

(82,086)

(58,135)

-----------

-----------

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT

$     49,891

$   367

===========

===========

FLEURS DE VIE, INC.

STATEMENTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2007 and 2006

(Unaudited)

Three Months

Six Months

Ended June 30,

Ended June 30,

2007

2006

2007

2006

---------

---------

---------

---------

Revenue

     $

$  1,789

  $    185

$     3,322

Cost of revenue

-

1,078

-

2,854

---------

---------

---------

---------

Gross profit

711

185

468

General and

administrative expenses

6,045

6,618

18,630

14,711

Interest expense

4,881

994

6,269

1,881

---------

---------

---------

---------

Net loss

$(10,926)

$ (6,902)

$ (24,714)

$(16,124)

=========

=========

=========

=========

Basic and diluted net loss

per common share

$(0.01)

$(0.00)

$(0.01)

$(0.01)

Weighted average common

1,857,000

1,855,000

1,857,000

1,855,500

shares outstanding

FLEURS DE VIE, INC.

STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(Unaudited)

2007

2006

---------

---------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$(24,714)

$ (16,124)

Adjustments to reconcile net loss

 to cash used in operating activities:

   Imputed interest expense

1,063

    1,597

   Stock issued for services

 -

-

   Note payable for services

-

-

   Changes in:

Accounts receivable

173

   Accounts payable

9,064

28

   Accrued liabilities

(337)

1,234

---------

---------

NET CASH USED IN OPERATING ACTIVITIES

(14,753)

(13,265)

---------

---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net change in line of credit – related party

 14,450

8,500

Proceeds from intent to sale stock

50,000

 ---------      --------

NET CASH PROVIDED BY FINANCING ACTIVITIES

64,450

8,500

                                                      ---------      --------

NET CHANGE IN CASH

(49,697)

(4,765)

Cash balance, beginning of period

194

5,025

                                                      ---------      --------

Cash balance, ending of period

$    49,891

$   260

                                                      =========       =======

Supplemental Information:

Interest paid

$       -

$       -

Income taxes paid          -

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Fleurs De Vie has had recurring net losses and has an accumulated deficit of $116,760 and a working capital deficit of $44,132 as of June 31, 2007. These conditions raise substantial doubt as to Fleurs De Vie’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Fleurs de Vie is unable to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

On or about June 8, 2007, certain majority shareholders of FDV, including Harold A. Yount, Jr. and Brenda P. Yount, FDV’s Chief Executive Officer and Vice President, respectively, and Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a Letter of Intent with Huagin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties (the “Third Parties”), pursuant to which the Sellers agreed to sell an aggregate of 1,650,000 restricted shares of FDV’s common stock which they hold (the “Restricted Shares”), representing approximately 88.9% of FDV’s outstanding common stock to the Acquirers (the “Letter of Intent”). The Letter of Intent and the proposed sale of FDV’s common stock by the Sellers is conditioned on the Third Parties selling one of the Acquirers 105,000 shares of common stock and the execution by the Third Parties of a definitive stock purchase agreement in connection with the transactions contemplated by the Letter of Intent (the “Closing”), which was to occur on or before June 30, 2007. Pursuant to the planned Closing, the Sellers and Third Parties would sell the Restricted Shares and the 105,000 shares to the Acquirers for total consideration of $600,000, of which $50,000 was paid in the form of a non-refundable deposit.  FDV filed its Form 8-K regarding this event and its details on June 27, 2007.

On or about June 29, 2007, certain majority shareholders of FDV, including Harold A. Yount, Jr. and Brenda P. Yount, FDV’s Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Love, entered into a Stock Purchase Agreement with Huagin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties, pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of FDV’s common stock which they held, representing approximately 77.5% of FDV’s outstanding common stock to the Acquirers.  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000,

In connection with the Stock Purchase, the Sellers retained an aggregate of 210,000 shares of FDV’s common stock, which they held, which are subject to a “put” option. Pursuant to the “put” option, the

Sellers will be able to sell any part of the 210,000 shares back to us during a period of sixty (60) days beginning on July 1, 2008, for consideration of $1.00 per share.

At the Closing, several of FDV’s non-affiliated shareholders also sold an aggregate of 105,000 free trading shares of FDV’s common stock to the Acquirers.

On or about July 30, 2007, the parties to the Stock Purchase entered into a First Amendment to Stock Purchase Agreement (the “First Amendment to SPA”).  The First Amendment to SPA added a new section to the original Stock Purchase, which provided that our current Chief Executive Officer and Director, Harold A. Yount, Jr. would remain a member of the Board of Directors for at least three (3) months from the date of the Stock Purchase, and for such additional period as the parties to the Stock Purchase agree.   Additionally, the First Amendment to the SPA provided that Mr. Yount would serve as our officer and Director and continue to prepare and file all Company reports with the Commission for as long as the Acquirers request, subject to Mr. Yount’s agreeing to continue to serve the Company in such positions (the “Services”).  In consideration for Mr. Yount agreeing to perform the Services on our behalf pursuant to the terms of the First Amendment to SPA, we agreed to pay Mr. Yount two thousand dollars ($2,000) per month during which he performs Services on our behalf, prorated for any partial month, for as long as he continues to perform Services on our behalf.

On or about July 30, 2007, with an effective date of July 1, 2007, FDV entered into a three (3) month Executive Employment Agreement (the “Employment Agreement”) with FDV’s Chief Executive Officer and Director, Harold A. Yount, Jr., whereby Mr. Yount agreed to serve as President, Chief Executive Officer and Director of the Company.  Pursuant to the Employment Agreement, Mr. Yount is to be paid $2,000 per month, in advance, for his service to the Company during the term of the Employment Agreement.  FDV filed its Form 8-K regarding this event and its details on June 27, 2007.

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

We have generated nominal revenues since inception, and had an accumulated deficit of $116,760 and negative net working capital of $44,132 as of June 30, 2007. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is solely responsible for running our operations. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

On or around June 30, 2007, Brenda P. Yount, our then Vice President resigned as our Vice President.

RECENT EVENTS

On or about June 29, 2007 (the “Closing”), certain of our majority shareholders, including Harold A. Yount, Jr. and Brenda P. Yount, our Chief Executive Officer and former Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a Stock Purchase Agreement with Huagin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties (the “Third Parties”), pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of our common stock which they held (the “Restricted Shares”), representing approximately 77.5% of our outstanding common stock to the Acquirers (the “Stock Purchase”).  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent on or around June 8, 2007 (which funds were received by the Company on or around July 2, 2007), pursuant to which the parties agreed to the transactions contemplated by the Letter of Intent.  The funds received by the Sellers were first used to repay the outstanding amount of Mr. Yount’s lines of credit (described below) and the outstanding Promissory Note payable to Mr. Loev (as described below).    Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000,

In connection with the Stock Purchase, the Sellers retained an aggregate of 210,000 shares of our common stock, which they held, which are subject to a “put” option. Pursuant to the “put” option, the Sellers will be able to sell any part of the 210,000 shares back to us during a period of sixty (60) days beginning on July 1,

2008, for consideration of $1.00 per share.  If we are unable to pay the Sellers in connection with the “put” option, for a period of five (5) days following any exercise of the “put” option by the Sellers, the Sellers have the right to require us to issue them additional shares of common stock equal to three (3) times the times the total amount of money owed pursuant to the “put” option divided by the closing price of our common stock on the day the “put” option was defaulted,.  For instance, if the value of our common stock was $0.10 per share on the day we fail to pay the Sellers in connection with their exercise of 100,000 shares pursuant to the “put” option (for $100,000 owed to the Sellers), we would owe such Sellers $100,000/($0.10) * 3 = 3,000,000 shares.

At the Closing, several of our non-affiliated shareholders also sold an aggregate of 105,000 free trading shares of our common stock to the Acquirers.

Pursuant to the Stock Purchase, the Acquirers agreed not to affect a reverse stock split of our outstanding common stock for a period of 12 months from any subsequent business combination which we may undertake.   Additionally, the Sellers agreed not to sell the 210,000 shares subject to the “put” option for a period of one (1) year following the Closing.

On or about July 30, 2007, the parties to the Stock Purchase entered into a First Amendment to Stock Purchase Agreement (the “First Amendment to SPA”).  The First Amendment to SPA added a new section to the original Stock Purchase, which provided that our current Chief Executive Officer and Director, Harold A. Yount, Jr. would remain a member of the Board of Directors for at least three (3) months from the date of the Stock Purchase, and for such additional period as the parties to the Stock Purchase agree.   Additionally, the First Amendment to the SPA provided that Mr. Yount would serve as our officer and Director and continue to prepare and file all Company reports with the Commission for as long as the Acquirers request, subject to Mr. Yount’s agreeing to continue to serve the Company in such positions (the “Services”).  In consideration for Mr. Yount agreeing to perform the Services on our behalf pursuant to the terms of the First Amendment to SPA, we agreed to pay Mr. Yount two thousand dollars ($2,000) per month during which he performs Services on our behalf, prorated for any partial month, for as long as he continues to perform Services on our behalf.

------------------------------------------------------

It is anticipated that the Acquirors will enter into a Stock Exchange Agreement or other agreement in the future whereby Harbin D&C Electric Sci-tech Co. Ltd., a Chinese company and/or its U.S. incorporated parent company (“Harbin”), will become our wholly owned subsidiary and that our operations as a floral company will cease and that moving forward our sole business operations will be those of Harbin, however there can be no assurance such Stock Exchange or other agreement will be entered into shortly after the filing of this report, if at all.

About Harbin D&C Electric Sci-tech Co. Ltd.:

The company manufactures lithium ion cell batteries, suitable for use in cell phones.  Harbin has a sales force of approximately twenty-five salespersons, along with various other authorized sales agents.  The majority of Harbin’s raw materials for its batteries comes from suppliers within China.  Harbin currently has approximately 530 employees.

Assuming the completion of a future Share Exchange or related agreement involving the Company and Harbin in the future, of which there can be no assurance, the Company will supply audited and pro forma financial statements and greater disclosure regarding the operations, risks and business history of Harbin.

As a result of the Stock Purchase, described above, the majority shareholders of the Company became Huagin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirors”), who together hold approximately 1,440,000 restricted shares of our common stock, representing approximately 77.5% of our outstanding common stock.  As a result, the Acquirors will exercise voting control over the Company and will effectively be able to determine through shareholder votes, the members of our Board of Directors; who our officers will be; whether we enter into any acquisitions or mergers in the future; and the direction and business operations of the Company.

Change in Directors:

On or about July 12, 2007, our Board of Directors increased the number of our members of the Board of Directors to two (2) and appointed David H. Smith as a Director of the Company.

David H. Smith, age 44, has served as the Senior Vice President of investment banking at American Union Securities, Inc. since April 2007.  From November 2006 until April 2007, Mr. Smith was self-employed as a financial and marketing consultant.  From November 2004 until January 2006, Mr. Smith was employed as a Vice President at Palladian Research, LLC, where he analyzed consumer stocks as a research analyst.  From October 1996 until November 2004, Mr. Smith served as an investment portfolio management, financial and marketing consultant, as well as President and Chief Executive Officer of Grayling Management Co.

Mr. Smith obtained his Bachelors Degree from the University of Delaware in Physics in 1984, his Masters Degree from the University of Delaware in Linguistics & English Literature in 1986, and his MBA from Columbia Business School in Finance and International Business in 1991.

Employment Agreement

On or about July 30, 2007, with an effective date of July 1, 2007, we entered into a three (3) month Executive Employment Agreement (the “Employment Agreement”) with our Chief Executive Officer and Director, Harold A. Yount, Jr., whereby Mr. Yount agreed to serve as President, Chief Executive Officer and Director of the Company.  Pursuant to the Employment Agreement, Mr. Yount is to be paid $2,000 per month, in advance, for his service to the Company during the term of the Employment Agreement.  The $2,000 per month that Mr. Yount was provided pursuant to the terms of the Employment Agreement is not in addition to the $2,000 per month provided to him by the First Amendment to the SPA.

PLAN OF OPERATIONS

In the event that we enter into a Share Exchange or similar agreement in the future with Harbin and/or another entity, our business and officers and Directors will likely change to those of the entity we enter into such agreement with, and our operations and plan of operations will likely change to those of the entity which we enter into the Share Exchange with, of which there can be no assurance.  In the event that a Share Exchange or similar transaction does not close in the future, our operations will remain those of a floral services company and the plan of operations described below will continue to relate to our business operations.

Management believes that with the money we currently generate through sales and the fact that our expenses are limited and our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next three months if no additional financing is raised. We believe we will require additional funding of approximately $20,000 to continue our operations for the next twelve months, which amount does not take into account revenues we may generate through the sales of our products in the future, assuming that we remain a floral services company.  In connection with the Stock Purchase above, our majority shareholders changed, and we currently anticipate entering into a Share Exchange or similar agreement in the future and that our operations will thereafter change to the manufacture of lithium ion cell batteries, suitable for use in cell phones.

We previously funded our ongoing operations, through open lines of credit from our President and Chief Executive Officer, Mr. Harold A. Yount, Jr.  These included a line of credit in the amount of $25,000, of which we had drawn the full amount of $25,000 as of June 30, 2007; an open line of credit totaling $5,000 provided by Mr. Yount on February 1, 2007; and an additional open line of credit totaling $5,000, provided by Mr. Yount on March 1, 2007 and an additional open line of credit totaling $4,350, provided by Mr. Yount on April 15, 2007.  The outstanding amount of these lines of credit were repaid by the Company through the funds received in connection with the Stock Purchase described above.  Due to the change of control of the Company, Mr. Yount will not provide any additional lines of credit to the Company.

Additionally, the currently planned Share Exchange Agreement that we may enter into in the future, will, if consummated, likely change our officers and Directors and may cause substantial dilution to our existing shareholders. While we have not entered into any agreements or understandings to date in connection with a Share Exchange, merger or acquisition and can provide no assurances that we will enter into a Share Exchange, merger or acquisition in the future, such Share Exchange is currently contemplated by the Stock Purchase, described above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

We had no revenues for the three months ended June 30, 2007, compared to revenue of $1,789 for the three months ended June 30, 2006, a decrease in revenue from the prior period of $1,789. Our sales decreased from the prior period due to the fact that during the three months ended June 30, 2007, we did not book any weddings or other events, compared to providing floral services to one wedding during the three months ended June 30, 2006.

We had cost of sales of $0 for the three months ended June 30, 2007, compared to cost of sales for the three months ended June 30, 2006 of $1,078, a decrease in costs of sales of $1,078 from the prior period. Our cost of sales decreased due to the fact that we did not perform any weddings or individual projects during the three months ended June 30, 2007, compared to the one wedding we performed services for during the three months ended June 30, 2006. Our revenue for each period is substantially dependent on the number of large weddings we provide services to, and in periods where we provide services to one or more weddings, our revenues are likely to be higher than during those periods where we only provide services to smaller events.

We had a gross profit of $0 for three months ended June 30, 2007, because we did not have any sales or cost of sales, compared to a total gross profit of $711 for the three months ended June 30, 2006.

We had general and administrative expenses of $6,045 for the three months ended June 30, 2007, compared to general and administrative expenses of $6,618 for the three months ended June 30, 2006, a decrease in general and administrative expenses of $573 or 8.7% from the prior period. General and administrative expenses for the three months ended June 30, 2007 generally related to accounting fees, legal fees and EDGAR filing expenses in connection with our periodic report filings.

We had interest expense of $4,881 for the three months ended June 30, 2007, compared to interest expense of $994 for the three months ended June 30, 2006, an increase of $3,887 in interest expense from the prior period.  The interest in interest expense was due to the fact that Mr. Yount’s outstanding lines of credit only had a balance of $19,707 as of June 30, 2006, compared to having a balance of 37,954 as of June 30, 2007, which increase in the total outstanding amount of the lines of credit during the periods described above caused our interest expense to increase for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  On or around July 2, 2007, the lines of credit were paid in full.

We had a net loss of $10,926 for the three months ended June 30, 2007, compared to a net loss of $6,902 for the three months ended June 30, 2006, an increase in net loss of $4,024 or 58.3% from the prior period, which increase was mainly due to an increase in interest expense of $3,887 for the three months ended June

30, 2007, and the $711 change in gross profit for the three months ended June 30, 2006, compared to $0 for the three months ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

We had revenue of $185 for the six months ended June 30, 2007, compared to revenue of $3,322 for the six months ended June 30, 2006, a decrease in revenue from the prior period of $3,137. The reason for this decline in sales was due to the fact that we only had limited revenues in connection with a non-refundable deposit that was received for a wedding and then later cancelled for the six months ended June 30, 2007 and did not provide any services to weddings or other events during the six months ended June 30, 2007, compared to providing services to three weddings during the six months ended June 30, 2006.

We had cost of sales of $0 for the six months ended June 30, 2007, compared to cost of sales for the six months ended June 30, 2006 of $2,854, a decrease in costs of sales of $2,854 from the prior period. Our cost of sales decreased due to the fact that we did not perform any weddings and only received a non-refundable deposit for a wedding that was subsequently cancelled during the six months ended June 30, 2007, compared to the three weddings we performed services for during the six months ended June 30, 2006. Our revenue for each period is substantially dependent on the number of large weddings we provide services to, and in periods where we provide services to one or more weddings, our revenues are likely to be higher than during those periods where we only provide services to smaller events.

We had a gross profit of $185 for the six months ended June 30, 2007, because we had only limited sales and no cost of sales, compared to a total gross profit of $468 for the six months ended June 30, 2006, as we had more substantial sales and cost of sales.

We had general and administrative expenses of $18,630 for the six months ended June 30, 2007, compared to general and administrative expenses of $14,711 for the six months ended June 30, 2006, an increase in general and administrative expenses of $3,919 or 26.6% from the prior period. General and administrative expenses for the six months ended June 30, 2007 generally related to auditing and accounting fees, legal fees and EDGAR filing expenses in connection with our periodic report filings and such expenses increased due to the fact that we were not a public reporting company for the entire period ended June 30, 2006, whereas we were a public reporting company during the entire six month period ended June 30, 2007.  On or around July 2, 2007, the lines of credit were paid in full.

We also had interest expense of $6,269 for the six months ended June 30, 2007, compared to interest expense of $1,881 of interest expense for the six months ended June 30, 2006, an increase in interest expense of $4,388 from the prior period.  The increase in interest expense was due to an increase in the outstanding balance of Mr. Yount’s lines of credit during the six months ended June 30, 2007, compared to the six months ended June 30, 2006 and the accruing of interest on the Note to David M. Loev and outstanding invoices

We had a net loss of $24,714 for the six months ended June 30, 2007, compared to a net loss of $14,711 for the six months ended June 30, 2006, an increase in net loss of $10,003 or 68% from the prior period, which increase was mainly due to an increase in general and administrative expenses of $3,919 and an increase of $4,388 in interest expense for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $49,891 as of June 30, 2007, which consisted solely of current assets of cash.

We had total liabilities of $131,977 as of June 30, 2007, consisting of total current liabilities of $94,023 which included $21,523 of accounts payable, $50,000 of accrued liabilities, related party in connection with funds received from the Acquirors in connection with the Stock Purchase described above and $22,500 of note payable to a related party, and non-current liabilities consisting solely of $37,954 of line of credit with a related party, relating to amounts owed to Mr. Yount as described below.

We entered into a master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr., in September 2002 (the "Line of Credit"). Under this arrangement, we could borrow up to $25,000. The Line of Credit bears no interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of August 1, 2007, the balance on this Line of Credit was $25,000.

On February 1, 2007, we entered into a second master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr. (the "Second Line of Credit"). Under this arrangement, we could borrow up to $5,000. The Line of Credit bears interest at the rate of 10% per year until paid in full. Interest and any unpaid principal are due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of August 1, 2007, the balance on this Line of Credit was $5,000.

On March 1, 2007, we entered into a third master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr. (the "Third Line of Credit," and collectively with the Second Line of Credit and the Line of Credit, the “Lines of Credit”). Under this arrangement, we can borrow up to $5,000. The Line of Credit bears interest at the rate of 10% per year until paid in full, interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of August 1, 2007, the balance on this Line of Credit was $5,000.

On April 15, 2007, we entered into a forth master revolving line of credit with our Chief Executive Officer and President, Harold A. Yount, Jr. (the "Forth Line of Credit," and collectively with the Second Line of Credit and the Line of Credit, the “Lines of Credit”). Under this arrangement, we can borrow up to $4,350. The Line of Credit bears interest at the rate of 10% per year until paid in full, interest and any unpaid principal is due on December 31, 2007. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full. As of August 1, 2007, the balance on this Line of Credit was $2,657.

On or about July 2, 2007, all of the outstanding lines of credit with Mr. Yount were repaid with the funds received from the Stock Purchase and the balance of those lines of credit as of the filing of this report was $0.

We had negative working capital of $44,132 and a total accumulated deficit of $116,760 as of June 30, 2007.

We had net cash used in operating activities of $14,753 for the six months ended June 30, 2007, which was mainly due to net loss of $24,714 offset by $9,064 in accounts payable and accrued expenses, $173 in accounts receivable, and $1,063 of imputed interest expense.

We had net cash provided by financing activities of $64,450 for the six months ended June 30, 2007, which represented $14,450 of amount borrowed under our Lines of Credit and $50,000 of proceeds from the Stock Purchase Agreement described above.

In April 2005, we issued our attorney, David M. Loev, 700,000 shares of our restricted common stock to satisfy a liability related to services he provided to the company.

In May 2005, we paid Mr. Loev $5,000 and issued him a $25,000 Note Payable, in consideration for legal services rendered by Mr. Loev in connection with our incorporation, our Private Placement Memorandum and the filing and accompanying amendments associated with our SB-2 Registration Statement (the

"Note"). As of June 30, 2007, the outstanding principal balance of such Note was $22,500. The Note was due and payable on May 15, 2006, and because the Note was not paid on such date, the principal balance of the Note bears interest at the rate of ten percent (10%) per year, payable on the 15th of each month until due. We have not made our required interest payments on the Note to date.  On or about July 2, 2007, the Note was repaid with the funds received from the Stock Purchase and the balance of the Note as of the filing of this report was $0.

If we are unable to raise additional capital through shareholder loans and/or through the sale of additional Common Stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitment from our officer and director or any of our shareholders to supplement our operations or provide us with financing in the future.

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

Additionally, we may enter into a Share Exchange, merger or acquisition transaction in the future, which merger or acquisition if consummated will change our business focus, officers and Directors and may cause substantial dilution to our existing shareholders. While we have not entered into any agreements or understandings to date in connection with a merger or acquisition and can provide no assurances that we will enter into a Share Exchange, merger or acquisition in the future, we currently anticipate entering into such a transaction with Harbin and/or a company affiliated with Harbin in the future, of which there can be no assurance.

RISK FACTORS

The Risk Factors described below relate to our operations as a floral services company.  In the event that we enter into a Share Exchange or similar agreement in the future with Harbin and/or another entity, our business and officers and Directors will likely change to those of the entity we enter into such agreement with, and as such, our operations will be subject to separate risks not discussed below.  In the event we do consummate a Share Exchange or similar transaction in the future, of which there can be no assurance, we plan to include significant risk factors relating to such transaction and our resulting business operations in the Form 8-K we will file disclosing such transaction.  In the event that a Share Exchange or similar transaction does not close in the future, our operations will remain those of a floral services company and the Risk Factors described below will continue to relate to our business operations.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN

We have generated nominal revenues since inception; had an accumulated deficit of $116,760 and negative working capital of $44,132 as of June 30, 2007. Additionally, our sole employee, Brenda Yount, is the sole individual responsible for running our operations. These factors, among other, indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued, or even worthless.

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE FORCED TO CURTAIL OR CEASE OUR BUSINESS OPERATIONS IN THE FUTURE.

We depend to a great degree on the ability to attract external financing in order to conduct business activities. We believe we can continue our business operations for approximately three months; however, we can provide no assurances that the capital we have raised, will be adequate to sustain our operations and/or for our long-range growth. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan and/or cease our business operations altogether, which may make any investment in us worthless.

WE CURRENTLY PLAN TO ENTER INTO A SHARE EXCHANGE OR SIMILAR TRANSACTION WITH HARBIN AND/OR A COMPANY AFFILIATED WITH HARBIN IN THE FUTURE.

We currently plan to enter into a Share Exchange or similar transaction with Harbin (defined above) or a company affiliated with Harbin in the future. In the event that we do enter into a Share Exchange or similar transaction in the future, new shares of common stock will likely be issued resulting in substantial dilution to our then current shareholders. Additionally, the composition of our Board of Directors will likely change and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into the Share Exchange in the future, of which there can be no assurance, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any Share Exchange or similar agreements with Harbin or any companies as of the date of this filing.

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

We had $185 of sales during the six months ended June 30, 2007. Approximately eight percent (8%) of our revenues since inception have been attributable to one recurring customer. In 2004 this customer represented approximately five percent (5%) of our total sales, approximately thirteen percent (13%) in 2005 and approximately fourteen percent (14%) in 2006. The majority of our revenues have been the result of services we performed in connection with large weddings. We typically receive a large percentage of our revenues from a small number of large weddings each year. Due to the nature of weddings, i.e. that they are normally a one-time event, the majority of our past customers who accounted for the majority of our revenues are not and will not be repeat customers. As a result, we will need to continue marketing our services and will need to continue receiving revenues from a small number of large weddings and/or events. If we fail to receive revenues from large weddings and/or events in the future, it would have a materially adverse effect on our revenues and results of operations. If this were to happen, we could be forced to curtail or abandon our business plan and/or operations and any investment in us could become worthless.

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

WE ARE HIGHLY DEPENDENT ON HAROLD A. YOUNT, JR., OUR CHIEF EXECUTIVE OFFICER AND HIS WIFE, BRENDA YOUNT, AND IF WE LOSE THEM, WE WILL FACE SIGNIFICANT HURDLES TO CONTINUING OUR BUSINESS OPERATIONS.

Our performance is substantially dependent on the performance of Harold A. Yount, Jr., our Chief Executive Officer, and his wife Brenda Yount. The loss of the services of either Harold A. Yount, Jr. and/or Brenda Yount will have a material adverse effect on our business, results of operations and financial condition. In addition, we rely on Mr. and Mrs. Yount's discretion in the direction of our business and the agreements they enter into. Furthermore, Mr. Yount currently spends only an estimated 8-10 hours a week on company issues and his time commitment is not expected to change until revenues increase, if at all. Mr. Yount's limited time commitment may affect our marketing and sales and may have a detrimental effect on our revenues. In addition, the absence of Mrs. Yount will force us to seek a replacement who may have less experience or who may not understand our business as well, or we may not be able to find a suitable replacement. Without the expertise of Mrs. Yount, or an immediate and qualified successor, we may be forced to curtail our operations and/or cease our operations entirely, making the value of any investment in us worthless.

THREE INDIVIDUALS POSSESS SIGNIFICANT CONTROL OVER OUR VOTING SHARES, AND BECAUSE OF THIS THEY MAY CHOOSE A PLAN OF ACTION WHICH WILL DEVALUE OUR OUTSTANDING SECURITIES.

Huagin Zhou, Xiaojin Wang and Huakang Zhou control approximately 77.5% of our outstanding Common Stock. As a result of the Stock Purchase described above. Accordingly, those individuals will possess significant influence over matters submitted to our stockholders for approval. These matters include the election of directors, approval of or rejection of mergers and consolidations, and the sale of all or substantially all of our assets. Additionally, these individuals have significant control over any shareholder votes to prevent or cause a change in control of us. This amount of control by our founders provides them substantial ability to determine our future, and as such, they may elect to shut down our operations, change our business plan and/or make any number of other major business decisions. This control may eventually make the value of any investment in us worthless.

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

Any significant growth in our business would place a significant strain on our managerial, operational and financial resources, as Brenda Yount is our only employee. Further, as we receive contracts and orders we will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of our further growth and in the event the number of our contracts increase. There can be no assurance that our systems, procedures or controls will be adequate to support our operations or that we will be able to achieve the rapid execution necessary to successfully offer our services and implement our business plan. Our future operating results will also depend on our ability to add additional personnel commensurate with the growth of our business. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected and any investment in us could become worthless.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Correction

3.3(1)	By-Laws of Fleurs De Vie, Inc.

10.1(1)	Line of Credit with Harold A. Yount, Jr. ($25,000)

10.2(2)	Promissory Note with David M. Loev

10.3(3)	Line of Credit with Harold A. Yount, Jr. ($5,000)

10.4(4)	Line of Credit with Harold A. Yount, Jr. ($5,000)

10.5(5)	Confidential Letter of Intent

10.6(6)	Stock Purchase Agreement
10.7(6)	First Amendment to Stock Purchase Agreement

10.8(7)	Confidential Letter of Intent

10.9(8)	Stock Purchase Agreement

10.10(8)	First Amendment to Stock Purchase Agreement

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to our Form 10-QSB filed with the Commission on May 11, 2007, and incorporated herein by reference.

(5) Filed as an exhibit to our Report on Form 8-K filing filed with the Commission on June 27, 2007, and incorporated herein by reference.

(6) Filed as an exhibit to our Report on Form 8-K filed with the Commission on July 31, 2007, and incorporated herein by reference.

(7) Filed as an exhibit to our Report on Form 8-K filed with the Commission on June 27, 2007, and incorporated herein by reference.

(8) Filed as an exhibit to our Report on Form 8-K filed with the Commission on July 31, 2007, and incorporated herein by reference.

* Filed Herein.

b)  REPORTS ON FORM 8-K

We filed one (1) report on Form 8-K during the period covered by this report:

o

On June 27, 2007, we filed a Report on Form 8-K to report our entry into a Letter of Intent with certain parties as described in greater detail above.

We filed one (1) report on Form 8-K subsequent to the period covered by this report (and up to and including the date of this filing):

o

On July 31, 2007, we filed a Report on Form 8-K to report our entry into the Stock Purchase Agreement (described above); the Employment Agreement with Mr. Yount, the change in control caused by the Stock Purchase Agreement, and the addition of David H. Smith as a Director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEURS DE VIE, INC.

DATED: August 14, 2007	By: /s/ Harold A. Yount, Jr.
Harold A. Yount, Jr.
Chief Executive Officer