Form 10QSB
period 2007-09-30
Fleurs De Vie, Inc.
filed 2007-11-14
CIK 1341780

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number 333-131084

FLEURS DE VIE, INC

 (Exact name of registrant as specified in its charter)

Nevada                                                                                                                                            20-2388650

 (State of other jurisdiction of                                                                                                    (IRS Employer

incorporation or organization                                                                                                Identification No.)

c/o American Union Securities 100 Wall Street – 15th Floor, New York, NY                                   10005

 (Address of principal executive offices)                                                                                          (Zip Code)

212-232-0120

 (Registrant’s telephone number including area code)

206 E. Roosevelt, Boerne, TX                                                                                                                78006

(Former Address, if Changed Since Last Report)

  Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

  As of November 9, 2007, 1,857,000 shares of Common Stock of the issuer were outstanding ("Common Stock").

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Traditional Small Business Disclosure Format Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fleurs de Vie, Inc.
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

Cash	$ 750	$ 194
Accounts Receivable	-	173

Total Assets	$ 750	$ 367

LIABILITIES & STOCKHOLDERS' DEFICIT

Accounts Payable	$ -	$ 10,837
Accrued liabilities	15	1,958
Line of Credit - related party	-	23,207
Put option on common shares	210,000	-
Note payable for services	-	22,500

Total current liabilities	210,015	58,502

Commitments	-	-

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 1000,000,000 shares	-	-
authorized, none issued and outstanding

Common stock, $.001 par, 140,000,000 shares	1,857	1,857
authorized, 1,857,000 and 1,857,000 shares
outstanding, respectively

Additional paid-in capital	(78,724)	32,052
Accumulated deficit	(132,398)	(92,044)

Total stockholders' deficit	(209,265)	(58,135)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 750	$ 367

Fleurs de Vie, Inc.
Statement of Operations
Three Months and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Sales	$ -	$ 2,879	$ 185	$ 6,201
Cost of Sales	-	1,284		4,138

Gross Profit	-	1,595	185	2,063

General and
administrative expenses	15,181	5,040	33,811	19,752
Interest Expense	457	1,377	6,726	3,258

Net Loss	$ (15,638)	$ (4,822)	$ (40,352)	$ (20,947)

Basic and diluted net loss
per common share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)

Weighted average common	1,857,000	1,855,989	1,857,000	1,855,665
shares outstanding

Fleurs de Vie, Inc.
Balance Sheets
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (40,352)	$ (20,947)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed interest expense	766	2,090
Stock issued for services	-	673
Note payable for services	-	-
Changes in:
Accounts receivable	173	-
Accounts payable	(10,838)	4,056
Accrued liabilities	(337)	996

NET CASH USED IN OPERATING ACTIVITIES	(50,588)	(13,132)

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution to capital	14,624	-
Proceeds from related party loans	14,450	8,500
Proceeds from intent to sell stock	50,000	-
Repayments of related party loans	(27,930)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,144	8,500

NET CHANGE IN CASH	556	(4,632)

Cash balance, beginning of period	194	5,025

Cash balance, ending of period	$ 750	$ 393

Supplemental Cash Flow Information:
Cash paid for taxes	$ -	$ -
Cash paid for interest

Non Cash Investing and Financing:
Put option on common shares	210,000	-
Forgiveness of debt and accrued interest by related parties
	83,834	-
P

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Fleurs De Vie has had recurring net losses and has an accumulated deficit of $132,398 and working capital of $735 as of September 30, 2007. These conditions raise substantial doubt as to Fleurs De Vie’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Fleurs de Vie is unable to continue as a going concern.

NOTE 3 – CHANGE OF CONTROL

On or about September 29, 2007, certain majority shareholders of FDV, including Harold A. Yount, Jr. and Brenda P. Yount, FDV’s Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Love, entered into a Stock Purchase Agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties, pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of FDV’s common stock which they held, representing approximately 77.5% of FDV’s outstanding common stock to the Acquirers.  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000,

In connection with the Stock Purchase, the Sellers retained an aggregate of 210,000 shares of FDV’s common stock, which they held, which are subject to a “put” option. Pursuant to the “put” option, the Sellers will be able to sell any part of the 210,000 shares to the Acquirers or FDV during a period of sixty (60) days beginning on July 1, 2008, for consideration of $1.00 per share.  In the event the Sellers exercise the put option and don’t receive the cash payment, FDV would be required to issue the Sellers shares calculated by dividing the cash value per share of the exercised put option by the market price of the stock on the exercise date multiplied by three.  FDV determined this put met the definition of a liability under FASB 150 and has recorded the put as a liability at it’s fair value of $210,000 by reducing equity for the same amount.

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

We were incorporated in Nevada on April 15, 2005 as "Fleurs De Vie." On September 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to "Fleurs De Vie, Inc." In the course of our day-to-day business operations in the State of Texas, we are operating under the approved assumed name of "FDV, Inc." Our principal executive offices are located at 206 East Roosevelt, Boerne, Texas, 78006, our telephone number is 830-249-1679 and our fax number is 830-249-1260. We have a website located at http://www.FDVie.com.

We have generated nominal revenues since inception, and had an accumulated deficit of $132,398 and working capital of $735 as of September 30, 2007. Additionally, our sole employee, Brenda Yount, who is also one of our significant shareholders, is solely responsible for running our operations. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or even worthless.

On or around September 30, 2007, Brenda P. Yount, our then Vice President resigned as our Vice President.

RECENT EVENTS

On or about September 29, 2007 (the “Closing”), certain of our majority shareholders, including Harold A. Yount, Jr. and Brenda P. Yount, our Chief Executive Officer and former Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a Stock Purchase Agreement with Huagin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties (the “Third Parties”), pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of our common stock which they held (the “Restricted Shares”), representing approximately 77.5% of our outstanding common stock to the Acquirers (the “Stock Purchase”).  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent on or around September 8, 2007 (which funds were received by the Company on or around July 2, 2007), pursuant to which the parties agreed to the transactions contemplated by the Letter of Intent.  The funds received by the Sellers were first used to repay the outstanding amount of Mr. Yount’s lines of credit (described below) and the outstanding Promissory Note payable to Mr. Loev (as described below).    Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000,

In connection with the Stock Purchase, the Sellers retained an aggregate of 210,000 shares of our common stock, which they held, which are subject to a “put” option. Pursuant to the “put” option, the Sellers will be able to sell any part of the 210,000 shares to the Acquirers or the Company during a period of sixty (60) days beginning on July 1,

2008, for consideration of $1.00 per share.  If the Acquirers or the Company are unable to pay the Sellers in connection with the “put” option, for a period of five (5) days following any exercise of the “put” option by the Sellers, the Sellers have the right to require the Acquirers to transfer them additional shares of common stock equal to three (3) times the times the total amount of money owed pursuant to the “put” option divided by the closing price of our common stock on the day the “put” option was defaulted,.  For instance, if the value of our common stock was $0.10 per share on the day the Acquirers fail to pay the Sellers in connection with their exercise of 100,000 shares pursuant to the “put” option (for $100,000 owed to the Sellers), the Acquirers or the Company would owe such Sellers $100,000/($0.10) * 3 = 3,000,000 shares.

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

On September 30, 2007 Harold A. Yount, Jr. resigned from his positions as President, Secretary and Treasurer of Fleurs de Vie, Inc., and as a member of its Board of Directors. On the same date, the Board of Directors elected Dr. Huakang Zhou to serve as Chief Executive Officer and Chief Financial Officer of Fleurs de Vie, Inc., and to serve as a member of its Board of Directors.

Dr. Huakang Zhou.  Since 1993 Dr. Huakang Zhou has been employed as chairman of the board of Warner Technology and Investment Corp. a New Jersey corporation that he organized in 1993. Warner Technology provides international training and market consulting services. Warner is licensed by the People’s Republic of China to serve as an official host for Chinese government officials and business executives in the US. As part of the hosting process Warner also provides training programs to assist visiting Chinese officials and business executives with the transition to doing business in the US. These services include market and product analysis, assistance with product distribution and distribution agreements, joint ventures, and introductions to strategic partners.  Dr. Zhou holds a Ph.D. degree in Operations Research that was awarded in 1989 by the Polytechnic University of New York.  He is 55 years old.

On or about November 11, 2007, David H. Smith resigned as a Director of the Company.

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

We previously funded our ongoing operations, through open lines of credit from our President and Chief Executive Officer, Mr. Harold A. Yount, Jr.  These included a line of credit in the amount of $25,000, of which we had drawn the full amount of $25,000 as of September 30, 2007; an open line of credit totaling $5,000 provided by Mr. Yount on February 1, 2007; and an additional open line of credit totaling $5,000, provided by Mr. Yount on March 1, 2007 and an additional open line of credit totaling $4,350, provided by Mr. Yount on April 15, 2007.  The outstanding amount of these lines of credit were repaid by the Company through the funds received in connection with the Stock Purchase described above.  Due to the change of control of the Company, Mr. Yount will not provide any additional lines of credit to the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER, 2006.

We had no revenues for the three months ended September 30, 2007, compared to revenue of $2,879 for the three months ended September 30, 2006, a decrease in revenue from the prior period of $2,879. Our sales decreased from the prior period due to the fact that during the three months ended September 30, 2007, we did not book any weddings or other events, compared to providing floral services to one wedding during the three months ended September 30, 2006.

We had cost of sales of $0 for the three months ended September 30, 2007, compared to cost of sales for the three months ended September 30, 2006 of $1,284, a decrease in costs of sales of $1,284 from the prior period. Our cost of sales decreased due to the fact that we did not perform any weddings or individual projects during the three months ended September 30, 2007, compared to the one wedding we performed services for during the three months ended September 30, 2006. Our revenue for each period is substantially dependent on the number of large weddings we provide services to, and in periods where we provide services to one or more weddings, our revenues are likely to be higher than during those periods where we only provide services to smaller events.

We had a gross profit of $0 for three months ended September 30, 2007, because we did not have any sales or cost of sales, compared to a total gross profit of $1,595 for the three months ended September 30, 2006.

We had general and administrative expenses of $15,181 for the three months ended September 30, 2007, compared to general and administrative expenses of $5,040 for the three months ended September 30,

2006, an increase in general and administrative expenses of $10,141 or 201.2% from the prior period. General and administrative expenses for the three months ended September 30, 2007 generally related to accounting fees, legal fees and EDGAR filing expenses in connection with our periodic report filings. Due to our ongoing attempt to complete the merger with Harbin, we have incurred significantly hiring legal costs in the drafting and revision of legal documents.

We had interest expense of $457 for the three months ended September 30, 2007, compared to interest expense of $1,377 for the three months ended September 30, 2006, an decrease of $ 920 in interest expense from the prior period.  The decrease in interest expense was due to the fact that Mr. Yount’s outstanding lines of credit had a balance of $23,207 as of September 30, 2006, compared to having a balance of zero as of September 30, 2007. On or around July 2, 2007, the lines of credit were paid in full.

We had a net loss of $15,638 for the three months ended September 30, 2007, compared to a net loss of $4,822 for the three months ended September 30, 2006, an increase in net loss of $ 10,816 or 224.3% from the prior period, which increase was mainly due to an increase in our legal costs during the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

We had revenue of $185 for the nine months ended September 30, 2007, compared to revenue of $6,201 for the nine months ended September 30, 2006, a decrease in revenue from the prior period of $6,016. The reason for this decline in sales was due to the fact that we only had limited revenues in connection with a non-refundable deposit that was received for a wedding and then later cancelled for the nine months ended September 30, 2007 and did not provide any services to weddings or other events during the nine months ended September 30, 2007, compared to providing services to three weddings during the nine months ended September 30, 2006.

We had cost of sales of $0 for the nine months ended September 30, 2007, compared to cost of sales for the nine months ended September 30, 2006 of $4,138, a decrease in costs of sales of $4,138 from the prior period. Our cost of sales decreased due to the fact that we did not perform any weddings and only received a non-refundable deposit for a wedding that was subsequently cancelled during the nine months ended September 30, 2007, compared to the three weddings we performed services for during the nine months ended September 30, 2006. Our revenue for each period is substantially dependent on the number of large weddings we provide services to, and in periods where we provide services to one or more weddings, our revenues are likely to be higher than during those periods where we only provide services to smaller events.

We had a gross profit of $185 for the nine months ended September 30, 2007, because we had only limited sales and no cost of sales, compared to a total gross profit of $2063 for the nine months ended September 30, 2006, as we had more substantially more sales and cost of sales.

We had general and administrative expenses of $33,811 for the nine months ended September 30, 2007, compared to general and administrative expenses of $19,752 for the nine months ended September 30, 2006, an increase in general and administrative expenses of $14,059 or 71.1% from the prior period. General and administrative expenses for the nine months ended September 30, 2007 generally related to auditing and accounting fees, legal fees and EDGAR filing expenses in connection with our periodic report filings and such expenses increased due to the fact that we were not a public reporting company for the entire period ended September 30, 2006, whereas we were a public reporting company during the entire nine month period ended September 30, 2007.  On or around July 2, 2007, the lines of credit were paid in full.

We also had interest expense of $6,726 for the nine months ended September 30, 2007, compared to interest expense of $3,258 of interest expense for the nine months ended September 30, 2006, an increase in interest expense of $3,468 from the prior period.  The increase in interest expense was due to an increase in the outstanding balance of Mr. Yount’s lines of credit during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 and the accruing of interest on the Note to David M. Loev and outstanding invoices

We had a net loss of $40,352 for the nine months ended September 30, 2007, compared to a net loss of $20,947 for the nine months ended September 30, 2006, an increase in net loss of $19,405 or 92.6% from the prior period, which increase was mainly due to an increase in general and administrative expenses of $14,059 and an increase of $3,468 in interest expense for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $750 as of September 30, 2007, which consisted solely of current assets of cash.

We had total liabilities of $15 as of September 30, 2007, consisting entirely of accrued liabilities of $15.

On or about July 2, 2007, all of the outstanding lines of credit with Mr. Yount were repaid with the funds received from the Stock Purchase and the balance of those lines of credit as of the filing of this report was $0.

We had working capital of $735 and a total accumulated deficit of $132,398 as of September 30, 2007.

We had net cash used in operating activities of $50,588 for the nine months ended September 30, 2007, which was mainly due to net loss of $40,352 and $9,064 in accounts payable.

We had net cash provided by financing activities of $51,144 for the nine months ended September 30, 2007, which represented $14,450 of amount borrowed under our Lines of Credit and $50,000 of proceeds from the Stock Purchase Agreement described above.

In April 2005, we issued our attorney, David M. Loev, 700,000 shares of our restricted common stock to satisfy a liability related to services he provided to the company.

In May 2005, we paid Mr. Loev $5,000 and issued him a $25,000 Note Payable, in consideration for legal services rendered by Mr. Loev in connection with our incorporation, our Private Placement Memorandum and the filing and accompanying amendments associated with our SB-2 Registration Statement (the "Note"). As of September 30, 2007, the outstanding principal balance of such Note was $0. The Note was due and payable on May 15, 2006, and because the Note was not paid on such date, the principal balance of the Note bears interest at the rate of ten percent (10%) per year, payable on the 15th of each month until due. We have not made our required interest payments on the Note to date.  On or about July 2, 2007, the Note was repaid with the funds received from the Stock Purchase and the balance of the Note as of the filing of this report was $0.

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

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN

We have generated nominal revenues since inception; had an accumulated deficit of $132,398 and working capital of $735 as of September 30, 2007. These factors, among other, indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued, or even worthless.

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

We had $185 of sales during the nine months ended September 30, 2007. Approximately eight percent (8%) of our revenues since inception have been attributable to one recurring customer. In 2004 this customer represented approximately five percent (5%) of our total sales, approximately thirteen percent (13%) in 2005 and approximately fourteen percent (14%) in 2006. The majority of our revenues have been the result of services we performed in connection with large weddings. We typically receive a large percentage of our revenues from a small number of large weddings each year. Due to the nature of weddings, i.e. that they are normally a one-time event, the majority of our past customers who accounted for the majority of our revenues are not and will not be repeat customers. As a result, we will need to continue marketing our services and will need to continue receiving revenues from a small number of large weddings and/or events. If we fail to receive revenues from large weddings and/or events in the future, it would have a materially adverse effect on our revenues and results of operations. If this were to happen, we could be forced to curtail or abandon our business plan and/or operations and any investment in us could become worthless.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our independent registered public accounting firm identified material adjustments during their work on the quarter ending September 30, 2007.  The company is in the process of updrading the disclosure controls and procedures by increased supervision and review of personnel responsible for financial reporting.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEURS DE VIE, INC.

DATED: November 14, 2007	By: /s/ Dr. Huakang Zhou
Dr. Huakang Zhou
Chief Executive Officer