Form 10KSB
period 2007-12-31
Fleurs De Vie, Inc.
filed 2008-03-28
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-131084

FLEURS DE VIE, INC.
(Name of small business issuer in its charter)

Nevada	20-2388650
(State of organization)	(I.R.S. Employer Identification No.)

C/O AMERICAN UNION SECURITIES
100 WALL STREET 15TH FLOOR NEW YORK, NY 10005
(Address of principal executive offices)

(212) 232-0120
(Registrant's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [  ].

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 28, 2008, was $4,271,100.
At March 28, 2008, there were 1,857,000 shares of the Issuer's common stock outstanding.

PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB ("FORM 10-KSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF FLEURS DE VIE, INC. ("FLEURS", "FDV," "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW
Fleurs De Vie, Inc. (the "Company," "we," and "us") was incorporated in Nevada on April 15, 2005 as "Fleurs De Vie."  On June 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to "Fleurs De Vie, Inc." In the course of our day-to-day business operations in the State of Texas, we are operating under the approved assumed name of "FDV, Inc."  We ceased operations in September 2007.  Prior to ceasing operations, we provided upscale custom floral design services and finished natural floral products to the general public. We custom-designed and produced projects as small as single floral vases or as large as floral arrangements and services for large events such as weddings, parties and banquets.

Our services included:

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

On or about September 29, 2007, a change of control occurred when certain majority shareholders of FDV, including Harold A. Yount, Jr. and Brenda P. Yount, FDV’s Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Love, entered into a Stock Purchase Agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties, pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of FDV’s common stock which they held, representing approximately 77.5% of FDV’s outstanding common stock to the Acquirers.  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000.

We have generated nominal revenues since inception, and had an accumulated deficit of $159,399 and negative net working capital of $235,989 as of December 31, 2007. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.

We were unable to obtain additional financing and therefore, unable to achieve any of the goals set forth in our business plan and as a result ceased operations in September of 2007.

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and negotiating such a merger. However, if we cannot effect a non cash transaction, we may have to raise funds through an offering of our securities. There is no assurance that we will be able to raise such funds.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will commonly take the form of a merger, stock for stock exchange or stock for assets exchange. No assurances can be given that we will be successful in locating or negotiating with any such target company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, or the terms of the business combination, or as the nature of the target company.

PATENTS AND TRADEMARKS

We do not have any patents or trademarks and do not see the need for any in the near future.

LICENSE AND GOVERNMENT APPROVAL

We are not currently required to have licenses nor do we require governmental approval.

RESEARCH AND DEVELOPMENT

We do not currently engage in any research and development.

NUMBER OF EMPLOYEES

Currently, we have two unpaid employees, our president and chief executive officer, Changming Zhang and our chief financial officer, Yongjun Wang. We do not have an employment agreement in place with either Mr. Zhang or Mr. Wang. At the present time, based on the agreements we have in place, we do not foresee the need for any additional employees in the next 12 months.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices in the United States are currently located at 100 Wall Street c/o American Union Securities New York, NY 10005. American Union Securities serves as the Company’s agent and does not receive any remuneration for the use of its property. In the near future we do not anticipate requiring additional office space and additional personnel in the United States.

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

	Closing Bid
YEAR 2006	High Bid	Low Bid
3rd Quarter Ended September 30 (1)	$0.45	$0.05
4th Quarter Ended December 31	$0.40	$0.25
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$1.10	$1.005
2nd Quarter Ended June 30	$1.75	$1.75
3rd Quarter Ended September 30	$3.28	$0.342
4th Quarter Ended December 31	$1.85	$1.10
YEAR 2008	High Bid	Low Bid
Period Ended March 28	$2.30	$1.30

(1) The first reported sale of the Company’s common stock on the OTC-Bulletin Board was July 10, 2006.

AUTHORIZED STOCK

We have authorized capital stock consisting of 140,000,000 shares of Common Stock, $0.001 par value per share ("Common Stock") and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of March 28, 2008, we had 1,857,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

On or about June 29, 2007 (the “Closing”), certain majority shareholders of Fleurs de Vie, Inc. (the “Company,” “we,” and “us”), including Harold A. Yount, Jr. and Brenda P. Yount, our Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a Stock Purchase Agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties (the “Third Parties”), pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of our common stock which they held (the “Restricted Shares”), representing approximately 77.5% of our outstanding common stock to the Acquirers (the “Stock Purchase”).  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000.

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

On or about July 30, 2007, the parties to the Stock Purchase entered into a First Amendment to Stock Purchase Agreement (the “First Amendment to SPA”).  The First Amendment to SPA added a new section to the original Stock Purchase, which provided that our then Chief Executive Officer and Director, Harold A. Yount, Jr. would remain a member of the Board of Directors for at least three (3) months from the date of the Stock Purchase, and for such additional period as the parties to the Stock Purchase agree.   Additionally, the First Amendment to the SPA provided that Mr. Yount would serve as our officer and Director and continue to prepare and file all Company reports with the Commission for as long as the Acquirers request, subject to Mr. Yount’s agreeing to continue to serve the Company in such positions (the “Services”).  In consideration for Mr. Yount agreeing to perform the Services on our behalf pursuant to the terms of the First Amendment to SPA, we agreed to pay Mr. Yount two thousand dollars ($2,000) per month during which he performs Services on our behalf, prorated for any partial month, for as long as he continues to perform Services on our behalf.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS
Management believes that since we have ceased operations, the fact that our expenses are limited, and that our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next six months if no additional financing is raised.  On December 10, 2007, FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%.

We will rely on the commitment of our President and Chief Executive Officer, Mr. Changming Zhang. Mr. Zhang has provided us with working capital in the form of an open line of credit totaling $50,000. As of December 31, 2007, we had drawn approximately $24,795 on the Lines of Credit.

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and negotiating such a merger. However, if we cannot effect a non cash transaction, we may have to raise funds through an offering of our securities. There is no assurance that we will be able to raise such funds.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will commonly take the form of a merger, stock for stock exchange or stock for assets exchange. No assurances can be given that we will be successful in locating or negotiating with any such target company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, or the terms of the business combination, or as the nature of the target company.

We are determined to take advantage of the prospects for this re-organization. We will continue as a fully reporting company.
COMPARISON OF OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Through September 2007, the Company provided upscale custom floral design services and finished natural floral products to the general public. We custom-designed and produced projects as small as single floral vases or as large as floral arrangements and services for large events such as weddings, parties and banquets.  In September 2007, a change of control occurred and all operations related to our floral business ceased.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of December 31, 2007.

We had total liabilities of $235,989 as of December 31, 2007, which consisted of current liabilities, and included  $1,194 in short term debt, $24,795 of line of credit, related party, which represented our line of credit with our Chief Executive Officer and President, Changming Zhang, $210,000 in a put option related to sale of securities. We entered into a master revolving line of credit with Mr. Zhang, in December 2007. We can borrow up to $50,000 under the line of credit. The line of credit bears no interest and any unpaid principal is due on December 31, 2008. Past due amounts not paid on December 31, 2007 will bear interest at the rate of 10% per year until paid in full.

We had negative working capital of $235,989 and a total accumulated deficit of $159,388 as of December 31, 2007.

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

The business and the value of our common stock are subject to the following Risk Factors:

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE UNABLE TO EFFECTUATE A BUSINESS COMBINATION.

Our President, Changming Zhang has committed up to $50,000 in capital to us via a non-interest bearing unsecured line of credit of which $24,795 had been advanced as of December 31, 2007, and approximately $25,204 remained as of February 29, 2008. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that we may be unable to locate an attractive business combination, which may make any investment in us worthless.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; had an accumulated deficit of $159,388 and negative working capital of $235,989 as of December 31, 2007. This factor among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. We ceased operations in September of 2007 and are now looking for a merger candidate.  There can be no assurances that we will be successful in locating a merger candidate.

WE ARE HIGHLY DEPENDENT ON CHANGMING ZHANG, OUR CHIEF EXECUTIVE OFFICER AND YONGJUN WANG, OUR CHIEF FINANCIAL OFFICER, RESPECTIVELY.

Our performance is substantially dependent on the performance of Changming Zhang, our Chief Executive Officer, and Yongjun Wang, our Chief Financial Officer. The loss of the services of either Mr. Zhang or Mr. Wang will have a material adverse effect on our business, results of operations and financial condition.

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

WE HAVE CEASED OPERATIONS AND ARE CURRENTLY ATTEMPTING TO LOCATE VARIOUS MERGER AND ACQUISITION OPPORTUNITIES.

We are currently looking for a merger candidate. In the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

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

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

We are subject to the SEC’s “penny stock” rules as our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Fleurs De Vie, Inc.
New York, NY

We have audited the accompanying balance sheet of Fleurs De Vie, Inc. (“Fleurs”) as of December 31, 2007 and the related statements of operations, shareholders’ deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Fleurs’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Fleurs is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fleurs’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleurs as of December 31, 2007 and the results of operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Fleurs will continue as a going concern. As discussed in Note 2 to the financial statements, Fleurs suffered recurring losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
March 25, 2008

Fleurs De Vie, Inc.
 BALANCE SHEET
December 31, 2007

ASSETS

ASSETS		$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES

Current Liabilities
Put Option		$210,000
Short Term Debt – related party		1,194
Line of credit – related party		24,795

Total current liabilities		235,989
Total liabilities		235,989

Commitments		-

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par, 10,000,000 authorized,
none issued and outstanding		-
Common stock, $.001 par, 140,000,000 authorized,
1,857,000 issued and outstanding		1,856
Additional Paid-in capital		(78,457)
Accumulated deficit		(159,388)

Total Stockholders’ Deficit		(235,989)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$

See accompanying summary of accounting policies and notes to financial statements

Fleurs De Vie, Inc.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,2007 and 2006
	2007	2006

Loss from discontinued operations	$(60,618)	$(26,442)

Interest Expense	$(6,726)	$(4,189)

Net Loss	$(67,344)	$(30,631)

Basic and diluted net loss per common share:
- Continuing operations	$(.00)	$(.00)
- Discontinued operations	$(.03)	$(.02)
- Total	$(.03)	$(.02)

Weighted average common
shares outstanding	1,857,000	1,856,010

See accompanying summary of accounting policies and notes to financial statements.

Fleurs De Vie, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Years Ended December, 2007 and 2006

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2005	1,855,500	$1,856	$ 28,755	$(61,413)	$(30,802)

Stock for services	1,500	$--	672	--	672

Imputed interest	--	$--	2,626	--	2,626

Net loss	--	$--	--	(30,631)	(30,631)

Balance, December 31, 2006	1,857,000	1,856	32,053	(92,044)	(58,135)

Forgiveness of debt and related interest by related party	--	--	83,834	--	83,834

Contributions to capital	--	--	14,624	--	14,624

Put Option	--	--	(210,000)	--	(210,000)

Imputed interest	--	--	1,032	--	1,032

Net loss	--	--	--	(67,344)	(67,344)

Balance, December 31, 2007	1,857,000	$1,856	$(78,457)	$(159,388)	$(235,989)

See accompanying summary of accounting policies and notes to financial statements.

Fleurs De Vie, Inc.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006
	2007	2006
Cash Flows From Operating Activities
Net loss	$(67,344)	$(30,631)
Net loss from discontinued operations	67,344	30,631
Net loss from continuing operations	-	-
Net Cash Used In Discontinued Operations from Operating Activities	(77,330)	(16,831)

Cash Flows From Financing Activities
Net change in line of credit to related party	33,817	-
Net cash provided by continuing operations	33,817	-
Net cash provided by discontinued operations	43,319	12,000
Net Cash Provided By Financing Activities	77,136	12,000

Net change in cash	(194)	(4,831)

Cash at beginning of period	194	5,025
Cash at end of period	$-	$194
Supplemental Cash Flow Disclosures:
Interest paid	$6,538	$-
Income taxes paid	-	-

Non Cash Investing and Financing:
Put Option on common shares	210,000
Forgiveness of debt and accrued interest by related party	83,834

See accompanying summary of accounting policies and notes to financial statements

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Fleurs De Vie, Inc. (“FDV”) was incorporated in Nevada on April 15, 2005. Prior to April 2005, FDV was a sole proprietorship.  FDV was engaged in custom-designed florals with one store located in Boerne, Texas.  In September 2007, Fleurs ceased operations.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Discontinued Operations.  FDV presents the results of operations, financial position and cash flows of operations that have been sold or abandoned as discontinued operations.

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

Revenue Recognition.   FDV ceased operations and does not anticipate generating revenues in the foreseeable future.  Historically, FDV recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred and services have been rendered, the sales price was fixed or determinable, and collectibility was reasonably assured. This typically occurred when the customer picked up the product or FDV delivered the product.

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

Basic and diluted net income (loss) per share. The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2007 and 2006, there were no potential dilutive securities.

Recently issued accounting pronouncements. FDV does not expect the adoption of recently issued accounting pronouncements to have a significant impact on FDV’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, FDV incurred net losses for the years ended December 31, 2007 and 2006, respectively and had an accumulated deficit and a working capital deficit as of December 31, 2007. These conditions raise substantial doubt as to FDV’s ability to continue as a going concern. Management is attempting to raise additional capital through sales of stock.  The financial statements do not include any adjustments that might be necessary if FDV is unable to continue as a going concern.

NOTE 3 – CHANGE OF CONTROL

On or about September 29, 2007, certain majority shareholders of FDV, including Harold A. Yount, Jr. and Brenda P. Yount, FDV’s Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev, entered into a Stock Purchase Agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties, pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of FDV’s common stock which they held, representing approximately 77.5% of FDV’s outstanding common stock to the Acquirers.  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000.

On September 30, 2007 Harold A. Yount, Jr. resigned from his positions as President, Secretary and Treasurer of Fleurs de Vie, Inc., and as a member of its Board of Directors.

On the same date, the Board of Directors elected Dr. Huakang Zhou to serve as Chief Executive Officer and Chief Financial Officer of Fleurs de Vie, Inc., and to serve as a member of its Board of Directors.

On November 27, 2007 Dr. Huakang Zhou resigned from his positions as President, Secretary and Treasurer of Fleurs de Vie, Inc., and as a member of its Board of Directors. On the same date, the Board of Directors elected Mr. Changming Zhang and Mr. Yongjun Wang to serve as a member of its Board of Directors.  Mr. Zhang will serve as President, Chief Executive Officer. Mr. Wang will serve as Chief Financial Officer, Secretary, and Treasurer.

NOTE 4 - LINE OF CREDIT - RELATED PARTY

In September 2002, FDV entered into a revolving line of credit with the owner. Under this arrangement, FDV can borrow up to $25,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 31, 2007. As a result of the change of control described in Note 3, this Note was forgiven and cancelled in September 2007.

In May 2005, FDV signed an unsecured promissory note for $25,000 of services. The note was due in May 2006, bears 0% interest if paid by maturity and 10% interest if paid thereafter. Interest of 10% was being imputed and expensed as a contribution to capital up to May 15, 2006. Subsequent to the due date, interest was accrued and charged to expense. As of December 31, 2007, $1,194 was due under this note.

On December 10, 2007 FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%. Interest of 10% is being imputed and expensed as a contribution to capital. As of December 31, 2007, $25,205 was available for borrowing under the line of credit.

NOTE 5 - COMMITMENTS

FDV has no lease expense for the years ended December 31, 2007 and 2006. FDV is using office space provided by the majority shareholder on a rent-free, month to month basis.

NOTE 6 - COMMON STOCK

In August 2006, FDV issued 1,500 shares of its common stock to a consultant for services valued at $672.

NOTE 7 - DISCONTINUED OPERATIONS

In September 2007, FDV abandoned the operations as well as enter into a series of transactions that would result in a change of control and a new business direction (see note 3). The operations of FDV have been presented as discontinued operations.   As part of the discontinued operations, FDV recognized $344 and $6,542 in revenues and a net loss from discontinued operations of ($60,618)  and ($26,442) for the twelve months ended December 31, 2007 and 2006, respectively.

During 2007 FDV had 1 customer that collectively comprised approximately 100% of FDV’s annual revenue. During 2006 FDV had 3 customers that collectively comprised approximately 85% of FDV’s annual revenue.

NOTE 8 - INCOME TAXES

Fleurs De Vie uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 Fleurs De Vie incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $180,037 at December 31, 2007, and will expire in the year 2027.  Due to the change of control (see note 3), the net operating loss through that date will be limited under Section 382 of the Internal Revenue Service.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$27,006
Less: valuation allowance	(27,006)
Net deferred tax asset	$0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Management’s Report on Internal Controls over Financial Reporting

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Title	Age

Changming Zhang	President, Chief Executive Officer, Director	53
Yongjun Wang	Chief Financial Officer, Chief Accounting Officer, Secretary, Director	54

Mr. Changming Zhang.   Since 2004, Mr. Zhang has been employed as president and incorporator of Harbin D&C Electric Sci-tech Joint Stock Co. Ltd. He graduated from Northeast Forestry University engineering department in 1983 where he earned his bachelor’s degree.

Mr. Yongjun Wang. From 2000 to 2006, Mr. Wang was Manager of the Heilongjiang Chengyong Investment Company. Before that, he was Vice Manager of Heilongjiang Securities Company and an official of the Harbin municipal government.

Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all Section 16(a) reports they file. We are required to comply with Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to us.

Code of Ethics

We have has adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION.

 The following table shows the compensation paid over the past three fiscal years with respect to: (i) the chief executive officer as of the end of the 2007, 2006 and 2005 fiscal years; (ii) the two other most highly compensated executive officers (in terms of salary and bonus) serving at the end of the 2007, 2006, and 2005 fiscal years whose annual salary and bonus exceeded $100,000; and (iii) up to two additional individuals who would be in category (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year (the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Changming Zhang, Chief Executive Officer	2007	0	0	0	0	0	0	0	0
Yongjun Wang, Chief Financial Officer	2007	0	0	0	0	0	0	0	0
Harold Yount (1), Former Chief Executive Officer	2007	0	0	0	0	0	0	$6,000	$6,000
	2006	0	0	0	0	0	0	0	0
	2005	0	0	$500 (2)	0	0	0	0	$500

(1)	Harold Yount resigned as our officer and director on September 30, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 28, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

	NUMBER OF SHARES OF
	COMMON STOCK
NAME AND ADDRESS	BENEFICIALLY OWNED	PERCENTAGE OF
OF BENEFICIAL OWNERS	PERCENTAGE OF OWNERSHIP(1)	OWNERSHIP(1)

Harold A. Yount , Jr. Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director 206 East Roosevelt Ave. Boerne, Texas, 78006	70,000	3.7%

Changming Zhang President, Chief Executive Officer, and Director c/o American Union Securities 100 Wall Street 15th Floor New York, NY 10005	0	0.0%

Yongjun Wang Chief Financial Officer and Director c/o American Union Securities 100 Wall Street 15th Floor New York, NY 10005	0	0.0%

_________________________________	___________	________________
ALL OFFICERS AND DIRECTORS
AS A GROUP (2 PERSONS)	70,000	3.7%

(1) Using 1,857,000 shares of Common Stock outstanding as of March 28, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2002, FDV entered into a revolving line of credit with the owner. Under this arrangement, FDV can borrow up to $25,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 31, 2007. As a result of the change of control described in Note 3, this Note was forgiven and cancelled in September 2007.

In May 2005, FDV signed an unsecured promissory note for $25,000 of services. The note was due in May 2006, bears 0% interest if paid by maturity and 10% interest if paid thereafter. Interest of 10% was being imputed and expensed as a contribution to capital up to May 15, 2006. Subsequent to the due date, interest was accrued and charged to expense. As of December 31, 2007, $1,194 was due under this note.

On or about June 29, 2007 (the “Closing”), certain majority shareholders of Fleurs de Vie, Inc. (the “Company,” “we,” and “us”), including Harold A. Yount, Jr. and Brenda P. Yount, our Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a Stock Purchase Agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties (the “Third Parties”), pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of our common stock which they held (the “Restricted Shares”), representing approximately 77.5% of our outstanding common stock to the Acquirers (the “Stock Purchase”).  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000.

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

On or about July 30, 2007, the parties to the Stock Purchase entered into a First Amendment to Stock Purchase Agreement (the “First Amendment to SPA”).  The First Amendment to SPA added a new section to the original Stock Purchase, which provided that our then Chief Executive Officer and Director, Harold A. Yount, Jr. would remain a member of the Board of Directors for at least three (3) months from the date of the Stock Purchase, and for such additional period as the parties to the Stock Purchase agree.   Additionally, the First Amendment to the SPA provided that Mr. Yount would serve as our officer and Director and continue to prepare and file all Company reports with the Commission for as long as the Acquirers request, subject to Mr. Yount’s agreeing to continue to serve the Company in such positions (the “Services”).  In consideration for Mr. Yount agreeing to perform the Services on our behalf pursuant to the terms of the First Amendment to SPA, we agreed to pay Mr. Yount two thousand dollars ($2,000) per month during which he performs Services on our behalf, prorated for any partial month, for as long as he continues to perform Services on our behalf.

On December 10, 2007 FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%. Interest of 10% is being imputed and expensed as a contribution to capital. As of December 31, 2007, $24,795 was available for borrowing under the line of credit.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

EXHIBIT INDEX

The following exhibits are incorporated by reference or included as part of this report:

Exhibit No.	Description

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Correction

3.3(1)	By-Laws of Fleurs De Vie, Inc.

10.1(1)	Line of Credit with Harold A. Yount, Jr. ($25,000)

10.2(2)	Promissory Note with David M. Loev

10.3(3) 10.4* 14.1*	Line of Credit with Harold A. Yount, Jr. ($5,000) Line of Credit with Changming Zhang ($50,000) Code of Ethics

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on January 18, 2006, and incorporated herein by reference.

(2) Filed as Exhibits to our Form SB-2A Registration Statement filed with the Commission on March 21, 2006, and incorporated herein by reference.

(3) Filed as Exhibits to our Form 10K-SB report filed with the Commission on March 16, 2007, and incorporated herein by reference.
* Filed Herein.

b) Reports on Form 8-K:

On October 4, 2007, the Company filed a report on Form 8K disclosing a change in the Company’s officers and directors.

On November 14, 2007, the Company filed a report on Form 8K disclosing a change in the Company’s officers and directors.

On November 27, 2007, the Company filed a report on Form 8K disclosing a change in the Company’s officers and directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended 2007 and 2006 for professional services rendered by our auditors for the audit of our annual financial statements and review of our quarterly financial statements was $16,000 and $15,341, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEURS DE VIE, INC.

By: /s/ Changming Zhang
Name: Changming Zhang
Title: Chief Executive Officer

By: /s/ Yongjun Wang
Name: Yongjung Wang
Title: Chief Financial Officer
(Principal Accounting Officer)

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Changming Zhang	Chief Executive Officer	March 28, 2008
Changming Zhang

/s/ Yongjun Wang	Chief Financial Officer	March 28, 2008
Yongjun Wang