Form 10-Q
period 2007-12-31
Fleurs De Vie, Inc.
filed 2008-05-20
CIK 1341780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                        (Mark One)

                        [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

                        [   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number 333-131084

FLEURS DE VIE, INC
 (Exact name of registrant as specified in its charter)

Nevada	20-2388650
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identificatin No.)

c/o American Union Securities 100 Wall Street - 15th Floor, New York NY	10005
(Address of prinicipal executive offices)	(Zip Code)

212-232-0120
 (Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ý    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ý

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]    No [ ]

There were 1,857,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 20, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEURS DE VIE, INC.
BALANCE SHEETS
March 31, 2008
(unaudited)

ASSETS	March 31,	December 31,
	2008	2007

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current Liabilities
Accounts payable	$-	$-
Put Option	210,000	210,000
Short Term Debt	1,194	1,194
Line of credit – related party	31,037	24,795

Total current liabilities	242,231	235,989

Total liabilities	242,231	235,989

Commitments	-	-

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par, 10,000,000 authorized,
none issued and outstanding	-	-
Common stock, $.001 par, 140,000,000 authorized,
1,857,000 issued and outstanding	1,856	1,856
Additional Paid-in capital	(77,813)	(78,457)
Accumulated deficit	(166,274)	(159,388)

Total Stockholders’ Deficit	(242,231)	(235,989)

TOTAL LIABILITIES & STOCKHOLDERS’
DEFICIT	$-	$-

FLEURS DE VIE, INC.
STATEMENTS OF INCOME AND EXPENSES
Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007

Revenue	$-	$185

Cost of revenue	-	-

Gross profit	-	185

Operating Expenses
General & administrative	6,242	12,585
Interest expense	644	1,388

Total operating expenses	6,886	13,973

Net income (loss)	$(6,886)	$(13,788)

Basic and diluted net loss per
common share	$(0.00)	$(0.01)
Weighted average common
shares outstanding	1,857,000	1,857,000

FLEURS DE VIE, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,886)	$(13,788)
Adjustments to reconcile net loss
to cash used in operating activities:
Imputed interest	644	765
Changes in:
Accounts receivable	-	173
Accounts payable and accrued expenses	-	5,503

NET CASH USED IN OPERATING ACTIVITIES	(6,242)	(7,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on related party line of credit	6,242	7,400

NET CHANGE IN CASH	-	53

Cash balance, beginning	-	194

Cash balance, ending	$-	$247

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Fleurs de Vie, Inc. ("FDV"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in FDV's December 31, 2007 annual report on Form 10KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007, as reported have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Fleurs De Vie has had recurring net losses and has an accumulated deficit as of March 31, 2008. These conditions raise substantial doubt as to Fleurs De Vie’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Fleurs de Vie is unable to continue as a going concern.

NOTE 3- LINE OF CREDIT - RELATED PARTY

In May 2005, FDV signed an unsecured promissory note for $25,000 of services. The note was due in May 2006, bears 0% interest if paid by maturity and 10% interest if paid thereafter. Interest of 10% was being imputed and expensed as a contribution to capital up to May 15, 2006. Subsequent to the due date, interest was accrued and charged to expense. As of December 31, 2007, $1,194 was due under this note.  As of March 31. 2008, $1,194 was due under this note.

On December 10, 2007 FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%. Interest of 10% is being imputed and expensed as a contribution to capital. As of March 31, 2008, $18,963 was available for borrowing under the line of credit.

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

OVERVIEW

We were incorporated in Nevada on April 15, 2005 as "Fleurs De Vie." On September 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to "Fleurs De Vie, Inc." In the course of our day-to-day business operations in the State of Texas, which operations have now been discontinued, we were operating under the approved assumed name of "FDV, Inc." Our principal executive offices are located c/o American Union Securities 100 Wall Street, 15th Floor, New York, NY 10005 and our phone number is 212-232-0120.

We have generated nominal revenues since inception, and had a working capital deficit of $242,231 and an accumulated deficit of $166,274 as of March 31, 2008.

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

We will rely on the commitment of our President and Chief Executive Officer, Mr. Changming Zhang. Mr. Zhang has provided us with working capital in the form of an open line of credit totaling $50,000. As of March 31, 2008, $18,963 was available for borrowing under the line of credit.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

We had no revenues for the three months ended March 31, 2008, compared to revenue of $185 for the three months ended March 31, 2007, a decrease in revenue from the prior period of $185. Our sales decreased from the prior period due to the fact that during the three months ended March 31, 2008, we did not book any weddings or other events, compared to providing floral services to one wedding during the three months ended March 31, 2007.

We had general and administrative expenses of $6,242 for the three months ended March 31, 2008, compared to general and administrative expenses of $12,585 for the three months ended March 31, 2007, an decrease in general and administrative expenses of $6,343 or 50% from the prior period. General and administrative expenses for the three months ended March 31, 2008 generally related to accounting fees.

We had interest expense of $644 for the three months ended March 31, 2008, compared to interest expense of $1,388 for the three months ended March 31, 2007, an decrease of $744 in interest expense from the prior period.

We had a net loss of $6,886 for the three months ended March 31, 2008, compared to a net loss of $13,788 for the three months ended March 31, 2007, a decrease in net loss of $6,902 or 50.06% from the prior period, which was due to the decrease in general & administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $0 as of March 31, 2008.

We had total liabilities of $242,231 as of March 31, 2008, all are current liabilities. We entered into a master revolving line of credit with Mr. Zhang, in December 2007. We can borrow up to $50,000 under the line of credit. The line of credit bears no interest and any unpaid principal is due on December 31, 2008. Past due amounts not paid on December 31, 2008 will bear interest at the rate of 10% per year until paid in full.

We had negative working capital of $242,231 as of March 31, 2008.

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

RISK FACTORS

Some of the  Risk Factors described below relate to our operations as a floral services company, a business which has been discontinued.  In the event that we enter into a Share Exchange or similar agreement in the future with Harbin and/or another entity, our business and officers and Directors will likely change to those of the entity we enter into such agreement with, and as such, our operations will be subject to separate risks not discussed below.  In the event we do consummate a Share Exchange or similar transaction in the future, of which there can be no assurance, we plan to include significant risk factors relating to such transaction and our resulting business operations in the Form 8-K we will file disclosing such transaction.  In the event that a Share Exchange or similar transaction does not close in the future, our operations will remain those of a floral services company and the Risk Factors described below will continue to relate to our business operations.

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE UNABLE TO EFFECTUATE A BUSINESS COMBINATION.

Our President, Changming Zhang has committed up to $50,000 in capital to us via a non-interest bearing unsecured line of credit of which $31,037 had been advanced as of March 31, 2008, and approximately $18,963 remained as of March 31, 2008. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that we may be unable to locate an attractive business combination, which may make any investment in us worthless.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; had an accumulated deficit of $6,886 and negative working capital of $242,231 as of March 31, 2008. This factor among others indicates that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. We ceased operations in September of 2007 and are now looking for a merger candidate.  There can be no assurances that we will be successful in locating a merger candidate.

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

Our Bylaws provide that our officers and Directors will only be liable to us for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by our officers and Directors for liabilities incurred in connection with their good faith acts on our behalf. Additionally, such an indemnification payment on behalf of our officers and/or Directors may deplete our assets. Investors who have questions respecting the fiduciary obligations of our officers and Directors should consult with their own independent legal counsel prior to making an investment in us. Additionally, it is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations hereunder is against public policy and therefore unenforceable.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 140,000,000 shares of Common Stock and 10,000,000 shares of preferred stock ("Preferred Stock") authorized. As of the filing of this report, we have 1,857,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors have the ability to issue a large number of additional shares of Common Stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our Common Stock, which may cause substantial dilution to our then Common Stock shareholders and/or have other rights and preferences greater than those of our Common Stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of Common Stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of Common Stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

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

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our independent registered public accounting firm identified material adjustments during their work on the quarter ending March 31, 2008.  The company is in the process of upgrading the disclosure controls and procedures by increased supervision and review of personnel responsible for financial reporting.

(b)  Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings.

        None.

Item 1A.
Risk Factors.

        There have been no material changes from the risk factors included in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

        None

Item 3.
Defaults Upon Senior Securities.

        None.

Item 4.
Submission of Matters to a Vote of Security Holders.

        None.

Item 5.
Other Information.

        None.

Item 6. Exhibits

31.1  - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2  - Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1  - Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEURS DE VIE, INC.

Date: May 20, 2008	By:	/s/ Changming Zhang
Changming Zhang Chief Executive Officer

Date: May 20, 2008	By:	/s/ Yongjun Wang
Yongjun Wang Chief Financial Officer