Form 10-Q
period 2008-06-30
Fleurs De Vie, Inc.
filed 2008-08-14
CIK 1341780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2008

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ____________

Commission file number 333-131084

FLEURS DE VIE, INC
(Exact name of registrant as specified in its charter)

Nevada 20-2388650
(State of other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)

c/o American Union Securities 100 Wall Street - 15th Floor, New York, NY 10005
(Address of principal executive offices)

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

      Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]       Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]    No [  ]

There were 1,857,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 14, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEURS DE VIE, INC
BALANCE SHEET
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$-	$-
Prepaid Expense	5,000	-
Total Current Assets	5,000	-

	$5,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,250	$-
Put option	210,000	210,000
Short term debt	1,194	1,194
Line of credit - related party	33,162	24,795
Total Current Liabilities	246,606	235,989

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares
authorized, 1,857,000 issued and outstanding	1,856	1,856

Additional paid-in capital	(62,013)	(78,457)
Accumulated (Deficit)	(181,449)	(159,388)
Total Stockholder's deficiency	(241,606)	(235,989)

	$5,000	$-

See noted to consolidated financial statements.

FLEURS DE VIE, INC
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$-	$-	$	$185

General and administrative expenses	14,375	6,045	20,615	18,630
Interest expense	800	4,881	1,446	6,269

NET LOSS FROM OPERATIONS	(15,175)	(10,926)	(22,061)	(24,714)

NET LOSS BEFORE INCOME TAXES	(15,175)	(10,926)	(22,061)	(24,714)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS
	$(15,175)	$(10,926)	$(22,061)	$(24,714)

NET LOSS PER SHARE - BASIC and DILUTED	$(0.00817)	$(0.00588)	$(0.01188)	$(0.01331)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	1,857,000	1,857,000	1,857,000	1,857,000

See noted to consolidated financial statements.

FLEURS DE VIE, INC
STATEMENT OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,061)	$(24,714)
Adjustments to reconcile net loss to cash provided
by (used) in operating activities:
Prepaid Expense	(5,000)
Imputed interest expense	1,444	1,063
Accounts receivable	-	173
Accounts payable and accrued expenses	2,250	8,727
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(23,367)	(14,753)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net loss to cash provided
by (used) in financing activities:
Line of credit - related party	8,367	14,450
Contribution to Capital	15,000	-
Proeeds from intent to sell stock	-	50,000
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	23,367	64,450

NET DECREASE IN CASH	-	49,697

CASH, beginning of the period	-	194

CASH, end of the period	$-	$49,891

Supplemental disclosures of cash flow information:
Cash paid:
Interest	-	-
Taxes	-	-

See noted to consolidated financial statements.

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Fleurs de Vie, Inc., ("FDV"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in FDV's December 31, 2007 annual report on Form 10KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2007, as reported have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Fleurs De Vie has had recurring net losses and has an accumulated deficit as of June 30, 2008. These conditions raise substantial doubt as to Fleurs De Vie’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Fleurs de Vie is unable to continue as a going concern.

NOTE 3 - RELATED PARTY

In May 2005, FDV signed an unsecured promissory note for $25,000 of services.   The note was due in May 2006, bears 0% interest if paid by maturity and 10% interest if paid thereafter. Interest of 10% was being imputed and expensed as a contribution to capital up to May 15, 2006. Subsequent to the due date, interest was accrued and charged to expense. As of December 31, 2007, $1,194 was due under this note.  As of June 30, 2008, $1,194 was due under this note.

On December 10, 2007, FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2008. Past due amounts will bear interest of 0%. Interest of 10% is being imputed and expensed as a contribution to capital. As of June 30, 2008, $16,838 was available for borrowing under the line of credit.

During the six months eneded June 30, 2008, a shareholder contributed $15,000 to FDV for payment of FDV's expenses.

NOTE 4- SUBSEQUENT EVENT

In connection with the change of control in 2007, the Sellers retained an aggregate of 210,000 shares of FDV common stock, which were subject to a “put” option. Pursuant to the “put” option, the Sellers can elect to sell any part of the 210,000 shares back to FDV during a period of sixty (60) days beginning on July 1, 2008, for consideration of $1.00 per share. If elected and FDV is unable to pay the Sellers in connection with the “put” option, for a period of five (5) days following any exercise of the “put” option by the Sellers, the Sellers have the right to require FDV to issue them additional shares of common stock equal to three (3) times the times the total amount of money owed pursuant to the “put” option divided by the closing price of our common stock on the day the “put” option was defaulted.

On July 1, 2008, the Sellers exercised their put option.  FDV was able to arrange third party purchases of some of the 30,000 shares directly from the Sellers but was not able to purchase or arrange third party purchases of all of the remaining 180,000 shares. One seller agreed to extend their option exercise date to September 1, 2008 and two agreed to extend to September 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF FLEURS DE VIE, INC. ("FLEURS", ”FDV,” "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We were incorporated in Nevada on April 15, 2005, as "Fleurs De Vie." On September 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to "Fleurs De Vie, Inc." In the course of our day-to-day business operations in the State of Texas, which operations have now been discontinued, we were operating under the approved assumed name of "FDV, Inc." Our principal executive offices are located c/o American Union Securities 100 Wall Street, 15th Floor, New York, NY 10005 and our phone number is 212-232-0120.

We have generated nominal revenues since inception, and had a working capital deficit of $241,606 and an accumulated deficit of $181,449 as of June 30, 2008.

PLAN OF OPERATIONS

Management believes that since we have ceased operations, the fact that our expenses are limited, and that our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next six months if no additional financing is raised.  On December 10, 2007, FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2008. Past due amounts will bear interest of 0%.

We will rely on the commitment of our President and Chief Executive Officer, Mr. Changming Zhang. Mr. Zhang has provided us with working capital in the form of an open line of credit totaling $50,000. As of June 30, 2008, $16,838 was available for borrowing under the line of credit.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007.

We had no revenues for the three months ended June 30, 2008, and no revenues for the three months ended June 30, 2007

We had general and administrative expenses of $14,375 for the three months ended June 30, 2008, compared to general and administrative expenses of $6,045 for the three months ended June 30, 2007, an increase in general and administrative expenses of $8,330 or 58% from the prior period. General and administrative expenses for the three months ended June 30, 2008 generally related to legal fees.

We had interest expense of $800 for the three months ended June 30, 2008, compared to interest expense of $4,881 for the three months ended June 30, 2007, a decrease of $4,081 in interest expense from the prior period.

We had a net loss of $15,175 for the three months ended June 30, 2008, compared to a net loss of $10,926 for the three months ended June 30, 2007, an increase in net loss of $4,249 or 28% from the prior period, which was due to an increase in general & administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $5,000 as of June 30, 2008.

We had total liabilities of $246,606 as of June 30, 2008, all are current liabilities. We entered into a master revolving line of credit with Mr. Zhang, in December 2007. We can borrow up to $50,000 under the line of credit. The line of credit bears no interest and any unpaid principal is due on December 31, 2008. Past due amounts not paid on December 31, 2008 will bear interest at the rate of 10% per year until paid in full.

We had negative working capital of $241,606 as of June 30, 2008.

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

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE UNABLE TO EFFECTUATE A BUSINESS COMBINATION.

Our President, Changming Zhang has committed up to $50,000 in capital to us via a non-interest bearing unsecured line of credit of which $33,162 had been advanced as of June 30, 2008, and approximately $16,838 remained as of June 30, 2008. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that we may be unable to locate an attractive business combination, which may make any investment in us worthless.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; had an accumulated deficit of 181,449 and negative working capital of $241,606 as of June 30, 2008. This factor among others indicates that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. We ceased operations in September of 2007 and are now looking for a merger candidate.  There can be no assurances that we will be successful in locating a merger candidate.

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

OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS, SO IT WILL BE DIFFICULT TO SEEK DAMAGES FROM OUR OFFICERS AND/OR DIRECTORS IN A AWSUIT.

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

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES REATER THAN OUR COMMON STOCK.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

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

FLEURS DE VIE, INC.

      Date: August 14, 2008                 By:  /s/ Changming Zhang
                                       Changming Zhang
                                      Chief Executive Officer

      Date: August 14, 2008                 By:  /s/ Yongjun Wang
                                       Yongjun Wang
                                       Chief Financial Officer