Form 10-Q
period 2008-09-30
Fleurs De Vie, Inc.
filed 2008-11-12
CIK 1341780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2008

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

      Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]       Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]    No [  ]

There were 1,857,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of November 12, 2008.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8K	9

Signatures	10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEURS DE VIE, INC.
BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$-	$-
Prepaid Expense	2,500	-
Total Current Assets	2,500	-

	$2,500	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,300	$-
Put option liability	14,000	210,000
Short term debt	1,194	1,194
Line of credit - related party	36,368	24,795
Total Current Liabilities	53,862	235,989

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares
authorized, 1,857,000 issued and outstanding	1,856	1,856

Additional paid-in capital	106,854	(78,457)
Accumulated Deficit	(160,072)	(159,388)
Total Stockholder's Deficit	(51,362)	(235,989)

	$2,500	$-
See noted to consolidated financial statements.

FLEURS DE VIE, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008		2007

Revenues	$-	$-	$		$185

General and administrative expenses	5,756	15,181		26,371	33,811
Interest expense	867	457		2,313	6,726
Gain on settlement of put option liability	(28,000)	-		(28,000)	-

NET INCOME (LOSS)	$21,377	$(15,638)		$(684)	$(40,352)

NET INCOME (LOSS) PER SHARE - BASIC and DILUTED	$0.01	$(0.01)		$(0.00)	$(0.02)

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED	1,857,000	1,857,000		1,857,000	1,857,000
See noted to consolidated financial statements.

FLEURS DE VIE, INC
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(684)	$(40,352)
Adjustments to reconcile net loss to cash provided
by (used) in operating activities: Gain on settlement of put option liability	(28,000)	-
Prepaid Expense	(2,500)	-
Imputed interest expense	2,312	766
Accounts receivable	-	173
Accounts payable and accrued expenses	2,300	(11,175)
NET CASH USED IN OPERATING ACTIVITIES	(26,572)	(50,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	15,000	14,624
Line of credit - related party - Proceeds	11,572	14,450
Line of credit - related party - Repayments	-	(27,930)
Proeeds from intent to sell stock	-	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,572	51,144
NET CHANGE IN CASH	-	556
CASH, beginning of the period	-	194

CASH, end of the period	$-	$750

Supplemental disclosures of cash flow information:
Cash paid:
Interest	$-	$-
Taxes	-	-
Non-cash financing activity -
Reclassification of put option to equity	$168,000	$-
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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Fleurs De Vie has had recurring net losses and has an accumulated deficit as of September 30, 2008. These conditions raise substantial doubt as to Fleurs De Vie’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Fleurs de Vie is unable to continue as a going concern.

NOTE 3- RELATED PARTY

 In May 2005, FDV signed an unsecured promissory note for $25,000 of services.   The note was due in May 2006, bears 0% interest if paid by maturity and 10% interest if paid thereafter. Interest of 10% was being imputed and expensed as a contribution to capital up to May 15, 2006. Subsequent to the due date, interest was accrued and charged to expense. As of September 30, 2008, $1,194 was due under this note.

On December 10, 2007, FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%. Interest of 10% is being imputed and expensed as a contribution to capital. As of September 30, 2008, $13,632 was available for borrowing under the line of credit.

During the nine months ended September 30, 2008, a shareholder contributed $15,000 to FDV for payment of FDV’s expenses.

NOTE 4 – PUT OPTION

In connection with the change of control in 2007, the Sellers retained an aggregate of 210,000 shares of FDV common stock, which were subject to a “put” option.  Pursuant to the “put” option, the Sellers can elect to sell any part of the 210,000 shares back to FDV during a period of sixty (60) days beginning on July 1, 2008, for consideration of $1.00 per share.  If elected and FDV is unable to pay the Sellers in connection with the “put” option, for a period of five (5) days following any  exercise of the “put” option by the Sellers, the Sellers have the right to require FDV to issue them additional shares of common stock equal to three (3) times the total amount of money owed pursuant to the “put” option divided by the closing price of our common stock on the day the “put” option is defaulted.

As of September 30, 2008, two of the Sellers exercised their put option.  FDV was able to arrange third party purchases of 140,000 shares directly from the Sellers.  The fair value of the put option at the settlement date and September 30, 2008 was $.20 per share resulting in a gain of $28,000 for the 140,000 shares settled by the third parties in place of FDV.  At September 30, 2008, 70,000 shares with the put option remain with a value of $14,000.

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

We have generated nominal revenues since inception, and had a working capital deficit of $51,362 and an accumulated deficit of $160,072 as of September 30, 2008.

PLAN OF OPERATIONS

Management believes that since we have ceased operations, the fact that our expenses are limited, and that our officers, Directors and employees do not draw a salary, that we will have sufficient funding to meet our working capital, capital expenditures and business development needs for approximately the next three months if no additional financing is raised.  On December 10, 2007, FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 10%.

We will rely on the commitment of our President and Chief Executive Officer, Mr. Changming Zhang. Mr. Zhang has provided us with working capital in the form of an open line of credit totaling $50,000. As of September 30, 2008, $13,632 was available for borrowing under the line of credit.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

We had no revenues for the three months ended September 30, 2008, and no revenues for the three months ended September 30, 2007

We had general and administrative expenses of $5,756 for the three months ended September 30, 2008, compared to general and administrative expenses of $15,181 for the three months ended September 30, 2007, a decrease in general and administrative expenses of $9,425 or 62% from the prior period. General and administrative expenses for the three months ended September 30, 2008 generally related to legal and accounting fees.

We had interest expense of $867 for the three months ended September 30, 2008, compared to interest expense of $457 for the three months ended September 30, 2007, an increase of $410 in interest expense from the prior period.

We had net income of $21,377 for the three months ended September 30, 2008, compared to a net loss of $15,638 for the three months ended September 30, 2007, an increase in net income of $37,015 from the prior period, which was due to a gain on settlement of a put liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(Continued)
LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $2,500 as of September 30, 2008.

We had total liabilities of $53,862 as of September 30, 2008, all are current liabilities. We entered into a master revolving line of credit with Mr. Zhang, in December 2007. We can borrow up to $50,000 under the line of credit. The line of credit bears no interest and any unpaid principal is due on December 31, 2010. Past due amounts not paid on December 31, 2010 will bear interest at the rate of 10% per year until paid in full.

We had negative working capital of $51,362 as of September 30, 2008.

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

RISK FACTORS

Some of the Risk Factors described below relate to our operations as a floral services company, a business which has been discontinued. In the event that we enter into a Share Exchange or similar agreement in the future with another entity, our business and officers and Directors will likely change to those of the entity we enter into such agreement with, and as such, our operations will be subject to separate risks not discussed below.  In the event we do consummate a Share Exchange or similar transaction in the future, of which there can be no assurance, we plan to include significant risk factors relating to such transaction and our resulting business operations in the Form 8-K we will file disclosing such transaction.  In the event that a Share Exchange or similar transaction does not close in the future, our operations will remain those of a floral services company and the Risk Factors described below will continue to relate to our business operations.

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE UNABLE TO EFFECTUATE A BUSINESS COMBINATION.

Our President, Changming Zhang has committed up to $50,000 in capital to us via a non-interest bearing unsecured line of credit of which $36,368 had been advanced as of September 30, 2008, and approximately $13,632 remained as of  September 30, 2008. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that we may be unable to locate an attractive business combination, which may make any investment in us worthless.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; had an accumulated deficit of $160,072 and negative working capital of $51,362 as of September 30, 2008. This factor among others indicates that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. We ceased operations in September of 2007 and are now looking for a merger candidate.  There can be no assurances that we will be successful in locating a merger candidate.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(Continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4. EVALUATION OF CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded,  processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our independent registered public accounting firm identified material adjustments during their work on the quarter ending September 30, 2008.  The company is in the process of upgrading the disclosure controls and procedures by increased supervision and review of personnel responsible for financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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

FLEURS DE VIE, INC.

      Date: November 12, 2008                 By:  /s/ Changming Zhang
                                       Changming Zhang
                                      Chief Executive Officer

      Date: November 12, 2008                 By:  /s/ Yongjun Wang
                                       Yongjun Wang
                                       Chief Financial Officer