Form 10-K
period 2008-12-31
Fleurs De Vie, Inc.
filed 2009-04-15
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒      No  ☐

                The issuer's revenues for its most recent fiscal year were $0.

                The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 9, 2009, was $1,965,700.

                At April 9, 2009, there were 1,857,000 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF FLEURS DE VIE, INC. ("FLEURS", "FDV," "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

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

It is anticipated that the Acquirors will enter into a Share Exchange Agreement or other agreement in the future whereby American D&C Investment, Inc., a Delaware company (“American D&C”), will become our wholly owned subsidiary and that moving forward our sole business operations will be those of American D&C, however there can be no assurance such Share Exchange or other agreement will be entered into shortly after the filing of this report, if at all.

About American D&C Investment, Inc.

American D&C Investment, Inc. was organized under the laws of the State of Delaware on October 29, 2007. In June 2008, American D&C Investment, Inc. acquired 100% of the registered capital of DaQing Yueyu Oilfield Underground Technology Service Co., Ltd, a holding company that owns 95% of the registered capital of Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”), a corporation organized under the laws of People’s Republic of China. DaQing Yueyu is engaged in the business of developing, extracting and manufacturing of crude oil through its 95% owned subsidiary Jilin Yifeng in Jinlin Province.

We have generated nominal revenues since inception, and had an accumulated deficit of $192,857 and negative net working capital of $54,668 as of December 31, 2008. Our auditors have expressed that these factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.

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

	Closing Bid
YEAR 2006	High Bid	Low Bid
3rd Quarter Ended September 30 (1)	$0.45	$0.05
4th Quarter Ended December 31	$0.40	$0.25
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$1.10	$1.005
2nd Quarter Ended June 30	$1.75	$1.75
3rd Quarter Ended September 30	$3.28	$0.342
4th Quarter Ended December 31	$1.85	$1.10
YEAR 2008	High Bid	Low Bid
1st Quarter Ended March 31	$2.30	$1.30
2nd Quarter Ended June 30	$2.30	$0.55
3rd Quarter Ended September 30	$1.00	$0.40
4th Quarter Ended December 31	$1.25	$0.35
YEAR 2009	High Bid	Low Bid
1st Quarter Ended March 31	$1.15	$0.45
Period Ended April 9	$1.10	$1.10

(1) The first reported sale of the Company’s common stock on the OTC-Bulletin Board was July 10, 2006.

AUTHORIZED STOCK

We have authorized capital stock consisting of 140,000,000 shares of Common Stock, $0.001 par value per share ("Common Stock") and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of April 9, 2009, we had 1,857,000 shares of Common Stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding.

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

Pursuant to the Stock Purchase, the Acquirers agreed not to affect a reverse stock split of our outstanding common stock for a period of 12 months from any subsequent business combination which we may undertake. Additionally, the Sellers agreed not to sell the 210,000 shares subject to the “put” option for a period of one (1) year following the Closing. As of December 31, 2008, the Sellers exercised their put option. FDV was able to arrange third party purchase of 210,000 shares directly from the Sellers.

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

ITEM 6. SELECTED FINANCIAL DATA

The following statements of income data for each of the two years ended December 31, 2008 and 2007 derived from our audited financial statements. Historical results are not necessarily indicative of the results of operations for future years. The following data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2008	2007

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross Profit	-	-

Expenses
General & administrative expenses	29,873	-
Interest expenses	3,595	6,726

Loss from continuing operations	(33,469)	(6,726)
Loss from discontinued operations	-	(60,618)

Net loss	(33,469)	(67,344)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We will rely on the commitment of our President and Chief Executive Officer, Mr. Changming Zhang. Mr. Zhang has provided us with working capital in the form of an open line of credit totaling $50,000. On December 10, 2008, the Company amended its resolving line of credit with its president and chief executive officer, Mr. Changming Zhang by increasing the total line of credit up to $60,000 with other terms unchanged. FDV has imputed interest of $3,595 and $1,032 for the year ended December 2008 and 2007 respectively.

We are continuing our efforts to locate a merger candidate for the purpose of a merger. We have entered into negotiations with American D&C Investment, Inc., a Delaware company (“American D&C”) regarding entering into a Share Exchange Agreement or other agreement in the future whereby, will become our wholly owned subsidiary and that moving forward our sole business operations will be those of American D&C, however there can be no assurance such Share Exchange or other agreement will be entered into shortly after the filing of this report, if at all.

No assurances can be given that we will be able to enter into a business combination, or the terms of the business combination, or as the nature of the target company.

We are determined to take advantage of the prospects for this re-organization. We will continue as a fully reporting company.

COMPARISON OF OPERATING RESULTS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

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

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $200 as of December 31, 2008.

We had total liabilities of $54,868 as of December 31, 2008, which consisted of $51,368 of line of credit, related party, which represented our line of credit with our Chief Executive Officer and President, Changming Zhang. We entered into a master revolving line of credit with Mr. Zhang, in December 2007. Upon a revolving line of credit agreement the Company entered into with its president and chief executive officer, Mr. Changming Zhang on December 10, 2008, we can borrow up to $60,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%.

We had negative working capital of $54,668 and a total accumulated deficit of $192,857 as of December 31, 2008.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-K before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The business and the value of our common stock are subject to the following Risk Factors:

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT RAISING ADEQUATE CAPITAL, WE MAY BE UNABLE TO EFFECTUATE A BUSINESS COMBINATION.

Our President, Changming Zhang has committed up to $60,000 in capital to us via a non-interest bearing unsecured line of credit of which $51,368 had been advanced as of December 31, 2008. If financing is available, it may involve issuing securities senior to our then existing shareholders or equity financings that are dilutive to holders of our existing stock. In addition, in the event we are not able to raise additional capital, there is every likelihood that we may be unable to locate an attractive business combination, which may make any investment in us worthless.

OUR AUDITOR HAS RAISED DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated nominal revenues since inception; had an accumulated deficit of $192,857 and negative working capital of $54,668 as of December 31, 2008. This factor among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations. We ceased operations in September of 2007 and are now looking for a merger candidate.  There can be no assurances that we will be successful in locating a merger candidate.

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

ITEM 8. FINANCIAL STATEMENTS

FLEURS DE VIE, INC.

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM—PARITZ & COMPANY, P.A.

PAGE	F-2	REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM—MALONE & BAILEY, P.C.

PAGE	F-3	BALANCE SHEETS AS OF DECEMBER, 2008 AND 2007

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-7-F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Fleurs De Vie, Inc.
(A Development Stage Company)
New York, NY

We have audited the accompanying balance sheet of Fleurs De Vie, Inc. (the “Company”) as of December 31, 2008 and the related statement of operations, changes in stockholders’ deficiency and cash flows for the year then ended.  We did not audit the statements of operations and changes in stockholders’ deficiency and cash flows of the Company from inception (September 29, 2007) to December 31, 2007 (not presented separately herein). Those statements were audited by other auditors whose report has been furnished to us, and our opinion insofar as it relates to amounts included for that period is based solely on the report of the other auditors. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not earned any revenues from continuing operations in the years ended December 31, 2008 and 2007. In addition, the Company has a stockholders’ deficiency and negative working capital of $54,668 as of December 31, 2008. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleurs De Vie, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from inception (September 29, 2007) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.
Hackensack, New Jersey
April 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Fleurs De Vie, Inc.
New York, NY

We have audited the accompanying balance sheet of Fleurs De Vie, Inc. (“Fleurs”) as of December 31, 2007 and the related statements of operations, shareholders’ deficit, and cash flows for year then ended. These financial statements are the responsibility of Fleurs’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Fleurs is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fleurs’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fleurs as of December 31, 2007 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
March 25, 2008

FLEURS DE VIE, INC
(A Development Stage Company)
BALANCE SHEETS

	Year ended December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$200	$-
Total Current Assets	200	-

TOTAL ASSETS	$200	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$3,500	$-
Put option	-	210,000
Short term debt	-	1,194
Line of credit - related party	51,368	24,795
Total Current Liabilities	54,868	235,989

	-	-

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares
authorized, 1,857,000 issued and outstanding	1,856	1,856
Additional paid-in capital	136,332	(78,457)
Deficit accumulated during development stage	(35,150)	(1,682)
Accumulated deficit	(157,707)	(157,707)
Total Stockholders' deficiency	(54,668)	(235,989)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$200	$-
See note to financial statements

FLEURS DE VIE, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended			From
	December 31,			September 29, 2007
	2008	2007		to December 31, 2008

Revenues	$-	$		$

General and administrative expenses	29,874		-	29,874
Interest expense	3,595		6,726	5,276

LOSS FROM CONTINUING OPERATIONS	(33,469)		(6,726)	(35,150)

Loss from discontinued operations	-		(60,618)	-

NET LOSS	$(33,469)		$(67,344)	$(35,150)

BASIC AND DILUTED LOSS PER COMMON SHARE
-continuing operations	$(0.02)		$(0.00)	$(0.00)
-discontined operations	$-		$(0.03)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,857,000		1,857,000	1,857,000

See notes to financial statements

FLEURS DE VIE, INC
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
				Deficit accumulated during
				development stage and
	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit

Balance, December 31, 2006	1,857,000	$1,856	$32,053	$(92,044)	$(58,135)

Forgiveness of debt and related interest by related party	-	-	83,834		83,834
Contributions to capital	-	-	14,624		14,624
Put option	-	-	(210,000)		(210,000)
Imputed interest			1,032		1,032
Net Loss	-	-	-	(67,344)	(67,344)

Balance, December 31, 2007	1,857,000	1,856	(78,457)	(159,388)	(235,989)

Forgiveness of debt and related interest by related party			1,194		1,194
Put option			210,000		210,000
Imputed interest on related party line of credit			3,595		3,595
Net Loss				(33,469)	(33,469)

Balance, December 31, 2008	1,857,000	$1,856	$136,332	$(192,857)	$(54,668)

See notes to financial statements

FLEURS DE VIE, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended		From
	December 31,		September 29, 2007
	2008	2007	to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,469)	$(67,344)	$(35,150)
Adjustments to reconcile net loss to cash
used in operating activities:
Imputed interest	3,595	-	5,277
Changes in operating assets and liabilities:
Accured expenses	3,500	-	3,500
Net Loss from discontinued operations	-	67,344	-
NET CASH USED IN OPERATING ACTIVITIES	(26,373)	-	(26,373)

NET CASH USED IN DISCONTINUED OPERATIONS FROM OPERATING ACTIVITIES	-	(77,330)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit to related party	26,573	33,817	26,573
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,573	33,817	26,573

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	43,319	-

NET INCREASE (DECREASE) IN CASH	200	(194)	200

CASH, beginning of the period	-	194	-

CASH, end of the period	$200	$-	$200

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6,538	$-
Non-cash financing activity -
Put option on common shares	$(210,000)	$210,000	$(210,000)
Forgiveness of debt and accrued interest by related party	$1,194	$83,834	$1,194

See notes to financial statements

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 1.  BUSINESS DESCRIPTION  AND HISTORY

Fleurs De Vie, Inc. (“FDV”) was incorporated in Nevada on April 15, 2005. Prior to April 2005, FDV was a sole proprietorship. The Company designed custom florals with one store located in Boerne, Texas which ceased operations in September 2007. The results of operations of the store are classified as discontinued operations on the accompany statement of operations.

Since September 2007, FDV has been working on developing a new business and has not earned any revenue from operations. Accordingly, FDV’s activities have been accounted for as those of a Development Stage Enterprise, as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that FDV’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of FDV’s inception.

On or about September 29, 2007, certain majority shareholders of FDV, entered into a Stock Purchase Agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties, pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of FDV’s common stock which they held, representing approximately 77.5% of FDV’s outstanding common stock to the Acquirers.  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not earned any revenues from continuing operations in the years ended December 31, 2008 and 2007. In addition, the Company has a stockholders’ deficiency and negative working capital of $54,668 as of December 31, 2008. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be result from the outcome of this uncertainty.

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase.

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s accounts at these institutions may, at times, exceed the federally insured limits.  The Company has not experienced any losses in such accounts.

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Recent accounting pronouncements

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2007 An entity may not apply it before that date. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Note 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2007. We do not believe the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of FAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 is effective for us beginning January 1, 2009. We do not believe the adoption of FSP 157-2 will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

FLEURS DE VIE, INC.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Note 4. RELATED PARTY

On December 10, 2007 FDV entered into an unsecured revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $50,000 with noninterest bearing and due on December 10, 2010.

On December 10, 2008, FDV amended the unsecured resolving line of credit with its president and chief executive officer by increasing the total line of credit up to $60,000 with other terms unchanged. FDV has imputed interest of $3,595 and $1,032 for the year ended December 2008 and 2007 respectively.

Note 5.  PUT OPTION

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

The put option expired, as extended in December 2008.

Note 6.  INCOME TAXES

FDV has a net operating loss carry-forwards approximately $193,000 which expire between 2020 and 2023.

FDV has a deferred tax asset resulting from the tax loss carry-forwards of approximately $67,000 for which FDV has provided a 100% valuation allowance.

Due to the change of control, the net operating loss through that date will be limited under section 382 of the Internal Revenue Service.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 2009, Fleurs De Vie, Inc. dismissed its independent registered public accounting firm, Malone & Bailey, PC.  The reports of Malone & Bailey, PC on the financial statements of the Registrant and for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern. The decision to change the independent registered public accounting firm was recommended and approved by the Board of the Registrant.  During the Registrant’s two most recent fiscal years ended December 31, 2007 and 2006 and the subsequent interim periods through January 27, 2009, there were no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey, PC would have caused it to make reference thereto in its reports on the financial statements for such years. \

The Company engaged Paritz & Company, P.A. on January 27, 2009, as its new independent registered public accounting firm to audit and review the Company’s financial statements effective December 31, 2008. Prior to such engagement, the Company had not consulted with Paritz & Company, P.A. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company.

ITEM 9A(T). CONTROLS AND PROCEDURES.
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

Changes in Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of theTreadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Name	Title	Age

Changming Zhang	President, Chief Executive Officer, Director	54
Yongjun Wang	Chief Financial Officer, Chief Accounting Officer, Secretary, Director	55

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

Code of Ethics

We have has adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Changming Zhang, Chief Executive Officer	2008	0	0	0	0	0	0	0	0
Yongjun Wang, Chief Financial Officer	2008	0	0	0	0	0	0	0	0
Harold Yount (1) Former Chief Executive Officer	2007 2006 2006	0 0 0	0 0 $500(2)	0 0 0	0 0 0	0 0 0	0 0 0	$6,000 0 0	$6,000 0 0
(1) Harold Yount resigned as our officer and director on September 30, 2007
(2) Mr. Yount was issued 500,000 shares of our Common Stock in April 2005, which shares of common stock was valued at $500 or $0.001 per share, in consideration for services rendered to the Company in connection with the Company's formation and with his positions as Chief Executive Officer and Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of April 9, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

(1) Using 1,857,000 shares of Common Stock outstanding as of April 9, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On or about June 29, 2007 (the “Closing”), certain majority shareholders of Fleurs de Vie, Inc. (the “Company,??“we,” and “us”), including Harold A. Yount, Jr. and Brenda P. Yount, our Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a Stock Purchase Agreement with Huagin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties (the “Third Parties”), pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of our common stock which they held (the “Restricted Shares”), representing approximately 77.5% of our outstanding common stock to the Acquirers (the “Stock Purchase”).  The purchase price paid to the Sellers for the Restricted Shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000,

In connection with the Stock Purchase, the Sellers retained an aggregate of 210,000 shares of our common stock, which they held, which are subject to a “put” option. Pursuant to the “put” option, the Sellers will be able to sell any part of the 210,000 shares back to us during a period of sixty (60) days beginning on July 1, 2008, for consideration of $1.00 per share.  If we are unable to pay the Sellers in connection with the “put” option, for a period of five (5) days following any exercise of the “put” option by the Sellers, the Sellers have the right to require us to issue them additional shares of common stock equal to three (3) times the times the total amount of money owed pursuant to the “put” option divided by the closing price of our common stock on the day the “put” option was defaulted,.  For instance, if the value of our common stock was $0.10 per share on the day we fail to pay the Sellers in connection with their exercise of 100,000 shares pursuant to the “put” option (for $100,000 owed to the Sellers), we would owe such Sellers $100,000/($0.10) * 3 = 3,000,000 shares.

At the Closing, several of our non-affiliated shareholders also sold an aggregate of 105,000 free trading shares of our common stock to the Acquirers.

As of December 31, 2008, the Sellers exercised their put option. FDV was able to arrange third party purchases of 210,000 shares directly from the Sellers.

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

On December 10, 2008, FDV entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDV can borrow up to $60,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%. As of December 31, 2008, $5,132 was available for borrowing under the line of credit.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

EXHIBIT INDEX

The following exhibits are incorporated by reference or included as part of this report:

Exhibit No.	Description

3.1(1)	Articles of Incorporation

3.2(1)	Certificate of Correction

3.3(1)	By-Laws of Fleurs De Vie, Inc.

10.1(1)	Line of Credit with Harold A. Yount, Jr. ($25,000)

10.2(2)	Promissory Note with David M. Loev

10.3(3) 10.4(4) 14.1(4)	Line of Credit with Harold A. Yount, Jr. ($5,000) Line of Credit with Changming Zhang ($50,000) Code of Ethics

31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as Exhibits to our Form 10K-SB report filed with the Commission on March 28, 2008, and incorporated herein by reference.

* Filed Herein.

b) Reports on Form 8-K:

On January 27, 2009, the Company filed a report on Form 8K disclosing a change in the Company’s Certifying Accountant.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Set forth below is a summary of the fees we paid our principal auditor for professional services rendered for the years ended December 31, 2008 and 2007. All of the audit fees were approved by the board of directors acting as the company's audit committee.

Audit Fee

The aggregate fees billed for professional services rendered by Paritz & Company for the audit of our annual financial statements for the fiscal year ended December 31, 2008 was $3,500.

The aggregate fees billed for professional services rendered by Malone & Bailey, PC for the audit of our annual financial statements and review of financial statements for the fiscal years ended December 31, 2007 was $16,000.

Audit-Related Fees

Paritz & Company did not render any audit-related services to us for the fiscal year ended December 31, 2008. Malone & Bailey PC, did not render any audit-related services to us for the fiscal year ended December 31, 2007.

Tax Fees

Paritz & Company did not render any tax services to us for the fiscal year ended December 31, 2008. Malone & Bailey, PC did not render any tax services to us for the fiscal year ended December 31, 2007.

All Other Fees

Paritz & Company did not render any other services to us for the fiscal year ended December 31, 2008. Malone & Bailey, PC did not render any other services to us for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEURS DE VIE, INC.

By: /s/ Changming Zhang
Name: Changming Zhang
Title: Chief Executive Officer

By: /s/ Yongjun Wang
Name: Yongjung Wang
Title: Chief Financial Officer
(Principal Accounting Officer)

Date: April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Changming Zhang	Chief Executive Officer	April 15, 2009
Changming Zhang

/s/ Yongjun Wang	Chief Financial Officer	April 15, 2009
Yongjun Wang