Form 10-Q
period 2009-03-31
Fleurs De Vie, Inc.
filed 2009-05-20
CIK 1341780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2009

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                For the transition period from __________ to ____________

Commission file number 333-131084

FLEURS DE VIE, INC
(Exact name of registrant as specified in its charter)

Nevada	20-2388650
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o American Union Securities 100 Wall Street - 15th Floor, New York, NY 10005
(Address of principal executive offices)

212-232-0120
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]       Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]    No [  ]

There were 1,857,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 18, 2009.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8K	13

Signatures	14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLEURS DE VIE, INC
(A Development Stagement Company)
BALANCE SHEET
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$200	$200
Total Current Assets	200	200

TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$3,500	$3,500
Line of credit - related party	52,948	51,368
Total Current Liabilities	56,448	54,868

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares
authorized, 1,857,000 issued and outstanding	1,856	1,856
Additional paid-in capital	137,656	136,332
Deficit accumulated during development stage	(38,054)	(35,150)
Accumulated Deficit	(157,707)	(157,707)
Total Stockholder's deficiency	(56,248)	(54,668)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$200	$200
The accompanying notes are integral part of this finanical statements

FLEURS DE VIE, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended			From inception
	March 31,2009	March 31, 2008		(September 29, 2007)
				to March 31, 2009
Revenues	$-	$		$-

Costs and expenses:
General and administrative expenses	1,580		6,242	31,454
Interest expense	1,324		644	6,600

Total costs and expenses	2,904		6,886	38,054

NET LOSS	$(2,904)		$(6,886)	$(38,054)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)		$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$1,857,000		$1,857,000	$1,857,000
The accompanying notes are integral part of this finanical statements

FLEURS DE VIE, INC
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended		From inception
	March 31,		(September 29, 2007)
	2009	2008	to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,904)	$(6,886)	$(38,054)
Adjustments to reconcile net loss to cash
used in operating activities:
Imputed interest	1,324	644	6,601
Changes in operating assets and liabilities:
Accured expenses	-	-	3,500
NET CASH USED IN OPERATING ACTIVITIES	(1,580)	(6,242)	(27,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit from related party	1,580	6,242	28,153
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,580	6,242	28,153

NET INCREASE (DECREASE) IN CASH	0	-	200

CASH, beginning of the period	200	-	-

CASH, end of the period	$200	$-	$200

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Non-cash financing activity -
Put option on common shares	$-	$-	$(210,000)
Forgiveness of debt and accrued interest by related party	$-	$-	$1,194
The accompanying notes are integral part of this finanical statements

FLEURS DE VIE, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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
Interim financial statements

The accompanying unaudited interim financial statements of Fleurs de Vie, Inc. (“FDV”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the 10-K have been omitted.

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not earned any revenues from continuing operations during the three months ended March 31, 2009 and 2008. In addition, the Company has a stockholders’ deficiency and negative working capital of $56,248 as of March 31, 2009. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be result from the outcome of this uncertainty.

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

On December 10, 2008, FDV amended the unsecured resolving line of credit with its president and chief executive officer by increasing the total line of credit up to $60,000 with other terms unchanged. Interest was imputed at the rate of 10% per annum.

For the three months ended March 31, 2009 and 2008, FDV has imputed interest of $1,324 and $644 respectively.

NOTE 5.  INCOME TAXES

FDV has a net operating loss carry-forwards approximately $195,000 which expire between 2020 and 2023.

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

We have generated nominal revenues since inception, and had a working capital deficit of $56,248 and an accumulated deficit of $195,761 as of March 31, 2009.

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

We will rely on the commitment of our President and Chief Executive Officer, Mr. Changming Zhang. Mr. Zhang has provided us with working capital in the form of an open line of credit totaling $50,000. For the three months ended March 31, 2009, the Company has imputed interest of $1,324.

We are continuing our efforts to locate a merger candidate for the purpose of a merger. It is possible that we will be successful in locating such a merger candidate and negotiating such a merger. However, if we cannot effect a non cash transaction, we may have to raise funds through an offering of our securities. There is no assurance that we will be able to raise such funds.

We have entered into negotiations to enter into a Share Exchange Agreement or other agreement in the future whereby American D&C Investment, Inc., a Delaware company (“American D&C”), will become our wholly owned subsidiary and that moving forward our sole business operations will be those of American D&C, however there can be no assurance such Share Exchange or other agreement will be entered into shortly after the filing of this report, if at all.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008.

We had no revenues for the three months ended March 31, 2009, and no revenues for the three months ended March 31, 2008.

We had general and administrative expenses of $1,580 for the three months ended March 31, 2009, compared to general and administrative expenses of $6,242 for the three months ended March 31 2008, a decrease in general and administrative expenses of $4,662 or 74% from the prior period. General and administrative expenses for the three months ended September 30, 2008 generally related to legal and accounting fees.

We had interest expense of $1,324 for the three months ended March 31, 2009, compared to interest expense of $644 for the three months ended March 31, 2008, an increase of $680 in interest expense from the prior period. Increase in our interest expense primarily due to the moving of our imputed interest rate. On December 10, 2008, the Company amended the unsecured resolving line of credit with its president and chief executive officer by increasing the total line of credit up to $60,000 with other terms unchanged. Interest was imputed at the rate of 10% per annum as compared to that of 5% for the same period of previous year.

We had net loss of $2,904 for the three months ended March 31, 2009, compared to a net loss of $6,886 for the three months ended March 31, 2008, an decrease in net loss of $3,982  from the prior period, which was due to a gain on settlement of a put liability.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $200 as of March 31, 2009.

We had total liabilities of $56,448 as of March 31, 2009, all are current liabilities. We entered into a master revolving line of credit with Mr. Zhang, in December 2007. We can borrow up to $50,000 under the line of credit. The line of credit bears no interest and any unpaid principal is due on December 31, 2010. Past due amounts not paid on December 31, 2010 will bear interest at the rate of 10% per year until paid in full.

We had negative working capital of $56,248 as of March 31, 2009.

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

ITEM 4. EVALUATION OF CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

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

                                                                                            FLEURS DE VIE, INC.

      Date: May 20, 2009                 By:  /s/ Changming Zhang
                                      Changming Zhang, Chief Executive Officer

      Date: May 20, 2009                 By:  /s/ Yongjun Wang
                                      Yongjun Wang, Chief Financial Officer and Principal Accounting Officer