Form 10-Q
period 2009-06-30
Fleurs De Vie, Inc.
filed 2009-08-14
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2009

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                For the transition period from __________ to ____________

Commission file number 333-131084

FLEURS DE VIE, INC
(Exact name of registrant as specified in its charter)

Nevada	20-2388650
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

 Jianqiao Road third Floor, Song Yuan City, Economic and Technology
Development District Jilin Province, China, Zip code: 138000
 (Address of principal executive offices)

212-232-0120
(Registrant’s telephone number including area code)

c/o American Union Securities 100 Wall Street - 15th Floor, New York, NY 10005
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [x]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]       Smaller reporting company [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [x ]

There were 1,857,000 shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 11, 2009.

FLEURS DE VIE, INC

FORM 10-Q

June 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements 2
Item 2.	Management’s Discussion and Analysis of Financial Condition 9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk 12
Item 4T.	Control and Procedures 12

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings 13
Item 1A	Risk Factors 13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds 13
Item 3.	Defaults Upon Senior Securities 13
Item 4.	Submission of Matters to a Vote of Security Holders 13
Item 5.	Other Information 13
Item 6.	Exhibits and Reports on Form 8-K 13

PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

FLEURS DE VIE, INC
(A Development Stagement Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash	$200	$200
Total Current Assets	200	200

TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$4,500	$3,500
Line of credit - related party	55,298	51,368
Total Current Liabilities	59,798	54,868

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares
authorized, 1,857,000 issued and outstanding	1,856	1,856
Additional paid-in capital	139,038	136,332
Deficit accumulated during development stage	(42,786)	(35,150)
Accumulated (Deficit)	(157,707)	(157,707)
Total Stockholder's deficiency	(59,598)	(54,668)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY	$200	$200
The accompanying notes are integral part of this financial statements

FLEURS DE VIE, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended		Six months ended		From
	June 30,	June 30,	June 30,	June 30,	September 29, 2007
	2009	2008	2009	2008	to June 30, 2009

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	3,350	14,375	4,930	20,615	34,803
Interest expense	1,382	800	2,706	1,446	7,983

NET LOSS FROM OPERATIONS	(4,732)	(15,175)	(7,636)	(22,061)	(42,786)

NET LOSS BEFORE INCOME TAXES	(4,732)	(15,175)	(7,636)	(22,061)	(42,786)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,732)	$(15,175)	$(7,636)	$(22,061)	$(42,786)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$1,857,000	$1,857,000	$1,857,000	$1,857,000	$1,857,000
The accompanying notes are integral part of this financial statements

FLEURS DE VIE, INC
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Six months ended June 30,		From Inception
			(September 29, 2007)
	2009	2008	to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,636)	$(22,061)	$(42,786)
Adjustments to reconcile net loss to cash
used in operating activities:
Prepaid Expense		(5,000)
Imputed interest	2,706	1,444	7,983
Accured expenses	1,000	2,250	4,500
NET CASH USED IN OPERATING ACTIVITIES	(3,930)	(23,367)	(30,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital Contribution	-	15,000	-
Net change in line of credit to related party	3,930	8,367	30,503
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,930	23,367	30,503

NET INCREASE IN CASH	-	-	200

CASH, beginning of the period	200	-	-

CASH, end of the period	200	-	200

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
The accompanying notes are integral part of this financial statements

FLEURS DE VIE, INC
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

Note 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has not earned any revenues from continuing operations during the six months ended June 30, 2009 and 2008. In addition, the Company has stockholders’ deficiency and negative working capital of $59,598 as of June 30, 2009. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be result from the outcome of this uncertainty.

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

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

For the three and six months ended June 30, 2009, FDV has imputed interest of $1,382 and $2,706 respectively.

NOTE 5.  INCOME TAXES

FDV has a net operating loss carry-forwards approximately $200,000 which expires between 2020 and 2023.

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

OVERVIEW

We were incorporated in Nevada on April 15, 2005, as "Fleurs De Vie." On September 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to "Fleurs De Vie, Inc." In the course of our day-to-day business operations in the State of Texas, which operations have now been discontinued, we were operating under the approved assumed name of "Fleurs De Vie, Inc." Our principal executive offices are located c/o American Union Securities 100 Wall Street, 15th Floor, New York, NY 10005 and our phone number is 212-232-0120.

We have generated nominal revenues since inception, and had a working capital deficit of $59,598 and an accumulated deficit of $200,493 as of June 30, 2009.

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

We will rely on the commitment of our President and Chief Executive Officer, Mr. Changming Zhang. Mr. Zhang has provided us with working capital in the form of an open line of credit totaling $50,000. For the six months ended June 30, 2009 and 2008, the Company has imputed interest of $2,706 and $1,444, respectively.

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

SUBSEQUENT EVENTS

On August 11, 2009, we acquired 100% of the outstanding capital stock (the “Exchange”) of American D&C Investment, Inc., a Delaware corporation (“ADCI”). ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“DaQing Yueyu”), a corporation organized under the laws of People’s Republic of China. DaQing Yueyu is engaged in the sale of steel and steel related products (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil  and subleasing of oil fields, in Jilin Province. All of Jilin Yifeng’s business is currently in China.  ADCI is 100% owned by our current officers and directors.

In connection with the closing of the Exchange on August 11, 2009, the following took place:

FDVI issued to the shareholders of ADCI 30,000,000 shares of FDVI Common Stock.

Yongjun Wang resigned as our Chief Financial Officer and Chief Accounting Officer, and Changming Zhang resigned as our President and Chief Executive Officer, but remain as directors of the Company.   Haimiao Sun was appointed a director of the Company.  In addition, the following persons were appointed as officers of the Company: Yongjun Wang, as President, Linan Gong, as Chief Executive Officer and Secretary, and Dehai Yin as Chief Financial and Accounting Officer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008.

We had no revenues for the three months ended June 30, 2009, and no revenues for the three months ended June 30, 2008.

We had general and administrative expenses of $3,350 for the three months ended June 30, 2009, compared to general and administrative expenses of $14,375 for the three months ended June 30, 2008, a decrease of $11,025 or 76% from the prior period. General and administrative expenses for the three months ended June 30, 2009 generally related to legal and accounting fees. The decrease in our general and administrative expenses was primarily due to that we incurred less legal related expenses during the quarter ended June 30, 2009 as compared to that of the same period in 2008.

We had interest expense of $1,382 for the three months ended June 30, 2009, compared to interest expense of $800 for the three months ended June 30, 2008, an increase of $582 in interest expense from the prior period. Increase in our interest expense primarily due to the moving of our imputed interest rate.

We had net loss of $4,732 for the three months ended June 30, 2009, compared to a net loss of $15,175 for the three months ended June 30, 2008. The company incurred less net loss of $10,443 from the prior period, which was primarily a result of decreased general and administrative expenses for the three months ended June 30, 2009.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

We had no revenues for the six months ended June 30, 2009, and no revenues for the six months ended June 30, 2008.

We had general and administrative expenses of $4,930 for the six months ended June 30, 2009, compared to general and administrative expenses of $20,615 for the nine months ended June 30, 2008, a decrease of $15,685 or 76% from the prior period. General and administrative expenses for the six months ended June 30, 2009 generally related to legal and accounting fees. The decrease in our general and administrative expenses was primarily due to that we incurred less legal related expenses during the six months ended June 30, 2009 as compared to that of the same period in 2008.

We had interest expense of $2,706 for the six months ended June 30, 2009, compared to interest expense of $1,446 for the six months ended June 30, 2008, an increase of $1,260 in interest expense from the prior period. Increase in our interest expense primarily due to the moving of our imputed interest rate.

We had net loss of $7,636 for the six months ended June 30, 2009, compared to a net loss of $22,061 for the six months ended June 30, 2008. The company incurred less net loss of $14,425 from the prior period, which was primarily a result of decreased general and administrative expenses for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $200 as of June 30, 2009.

We had total liabilities of $59,798 as of June 30, 2009, all are current liabilities. We entered into a master revolving line of credit with Mr. Zhang, in December 2007. We can borrow up to $50,000 under the line of credit. The line of credit bears no interest and any unpaid principal is due on December 31, 2010. Past due amounts not paid on December 31, 2010 will bear interest at the rate of 10% per year until paid in full. On December 10, 2008, the Company amended the unsecured resolving line of credit with its president and chief executive officer by increasing the total line of credit up to $60,000 with other terms unchanged. Interest was imputed at the rate of 10% per annum as compared to that of 5% for the same period of previous year.

We had negative working capital of $59,598 as of June 30, 2009.

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

ITEM 4. EVALUATION OF CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls.

Our Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter of 2009 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 1A. RISK FACTORS.

        There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

                                                                                            FLEURS DE VIE, INC.

      Date: August 14, 2009                    By:    /s/ Linan Gong
                                                                           Linan Gong, Chief Executive Officer

      Date: August 14, 2009                   By:    /s/ Dehai Yin
                   Dehai Yin, Chief Financial and Accounting Officer