Form 10-K
period 2009-09-30
CHINA DAQING M&H PETROLEUM, INC.
filed 2010-01-13
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-31469

CHINA DAQING M&H PETROLEUM, INC.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “acceleratedfiler,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of January 7, 2009 based upon the closing price reported for such date on the OTC Bulletin Board was US $15,857,000.

As of January 7, 2010, the registrant had 31,857,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Our History

We were incorporated in Nevada on April 15, 2005 as “Fleurs De Vie” (“we”, the “Company” or “FDVI”). On June 9, 2005, we filed a Certificate of Correction with the State of Nevada to have our registered name corrected to “Fleurs De Vie, Inc.” We provided upscale custom floral design services and finished natural floral products to the general public before September 2007.

On or about June 29, 2007, certain majority shareholders of FDVI, including Harold A. Yount, Jr. and Brenda P. Yount, our Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a stock purchase agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties, pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of our common stock which they held, representing approximately 77.5% of its outstanding common stock to the Acquirers.  The purchase price paid to the Sellers for the shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent. Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000. In connection with the share purchase transaction, on or about July 12, 2007, our Board of Directors increased the number of our members of the Board of Directors to two (2) and appointed David H. Smith as a Director of the Company.

On November 11, 2007, David H. Smith resigned from his position as a member of the Board of Directors.   On November 27, 2007, Dr. Huakang Zhou resigned from his positions as President, Secretary and Treasurer of the Company, and as a member of its Board of Directors. On the same date, the Board of Directors elected Mr. Changming Zhang and Mr. Yongjun Wang to serve as a member of its Board of Directors.  Mr. Zhang served as President, Chief Executive Officer. Mr. Wang served as Chief Financial Officer, Secretary, and Treasurer.

On August 11, 2009, we acquired 100% of the outstanding capital stock of American D&C Investment, Inc., a Delaware corporation (“ADCI”). ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“DaQing Yueyu”), a corporation organized under the laws of People’s Republic of China. DaQing Yueyu is engaged in the sale of steel and steel related products (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Sublease”), in Jilin Province. All of Jilin Yifeng’s business is currently in China.  In connection with the closing of the transaction on August 11, 2009, FDVI issued to the shareholders of ADCI 30,000,000 shares of FDVI Common Stock.  Yongjun Wang resigned as our Chief Financial Officer and Chief Accounting Officer, and Changming Zhang resigned as our President and Chief Executive Officer, but remain as directors of the Company.   Haimiao Sun was appointed a director of the Company.  In addition, the following persons were appointed as officers of the Company: Yongjun Wang, as President, Linan Gong, as Chief Executive Officer and Secretary, and Dehai Yin as Chief Financial and Accounting Officer.

On August 31, 2009, we filed with the Nevada Secretary of State a Certificate of Amendment to our Articles of Incorporation to change the name of the corporation to “China Daqing M&H Petroleum, Inc.” On September 10, 2009, our Board of Directors approved a change in the Registrant’s fiscal year. The new fiscal year will end on September 30.

Our Subsidiaries and Affiliates

American D&C Investment, Inc.

American D&C Investment, Inc. was organized under the laws of the State of Delaware on October 29, 2007. In June 2008, American D&C Investment, Inc. acquired 100% of the registered capital of DaQing Yueyu Oilfield Underground Technology Service Co., Ltd in exchange for equity in American D&C Investment, Inc. Those shares represent the only asset of American D&C Investment. The only shareholder of American D&C Investment, Inc is Ms. Xiaojin Wang.

DaQing Yueyu Oilfield Underground Technology Service Co., Ltd.

DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“DaQing Yueyu”), organized on November 2007, is a holding company that owns 95% of the registered capital of Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”), a corporation organized under the laws of People’s Republic of China. DaQing Yueyu is engaged in the business of developing, and extracting crude oil through its 95% owned subsidiary Jilin Yifeng in Jilin Province.

Jilin Yifeng Energy Sources Co., Ltd.

Jilin Yifeng was organized in 2002 as a liability limited company under the laws of The People’s Republic of China. Its offices and manufacturing facilities are located nearly from Jilin Oilfield, which is the sixth biggest oilfield throughout Fuyu region in Jilin Province. This location provides the company ready access to potential customers in the industrial sector of northeast China.

Our Business

Since 2003, we have been engaged in the development of oil wells and extracting oil from the Miao 14 oilfield blocks (“Miao 14”). Miao 14 covers 19.8 square kilometers, of which 15.6 square kilometers are oil-bearing areas. The geological reserve for the area is 6.07 million tons of oil, of which include proven oil reserves of 5.35 million tons. The thickness of the crust increases from 300 meters to 360 meters, inclining from the west to the east. Oil is found from 1,500 meters to 1,700 meters below sea level. Miao 14 is located in Song Yuan City of Jilin Province, at the intersection of the Nenjiang River and the Songhua River. The Chang Bai Railway and highway south of the oilfield provides the Company with the convenient access to transportation for the delivery of crude oil.   Our current oil extracting facilities operate at full capacity. Below is a description of our historical production levels.

On February 2002, we signed an Exclusive Business Cooperation Agreement with PetroChina Jilin Oilfield Company, a subsidiary of PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), and the biggest crude oil supplier in China. After reaching the agreement, we initiated our business in January of 2003. During the first year, we drilled 19 oil wells. As of the end of 2005, we had 57 working oil wells, and had produced a total of 44,000 tons of crude oil during the period from 2003 to 2005.

From 2006 to 2007, we were not able to explore for new oil wells due to a lack of capital resources. As a result of our limited working capital during these two years, our output of oil was at a lower level compared to previous years.

On November 2007, DaQing Yueyu Oilfield Underground Technology Services Co., Ltd and DaQing Chunyiyuan Trade & Economy Co., Ltd. acquired 95% and 5% of the equity of Jilin Yifeng Respectively. Our new shareholders provided an infusion of capital and enabled us to explore for new wells in 2008. As of September 30, 2008, we had 85 producing oil wells. Of these oil wells, 33 wells were developed in the calendar year 2008.

As of September 30, 2009, our number of producing oil wells remained unchanged compared to September 30, 2008. There were no newly developed oil wells from October 1, 2008 to September 30, 2009. The primary reasons were  a lack of sufficient working capital, and the low price of crude oil which limited the demand for new oil well exploration.

We sell all of the crude oil we extract to PetroChina Jilin Oilfield Company (“PetroChina Jilin Oilfield”). The selling price is the average FOB price of the previous month as listed on the Singapore crude oil markets.

We believe the newly explored and developed oil wells are more profitable and productive than the old wells. To continue our exploration of new wells and maintain a steady output of oil, we will require additional capital.

Distribution Channels

Exclusive Business Cooperation Agreement: Pursuant to a 20-year Exclusive Business Cooperation Agreement entered into by and among Jilin Yifeng and PetroChina on February 2002, we have the right to explore, develop and produce oil at Miao 14 and are able responsible for the well logging, drill-stem testing and core sampling.

Production

The Company commenced formal operation in 2003, after reaching an Exclusive Business Cooperation Agreement with Petro China Jilin Oilfield Company. From 2003 to 2005 we developed 52 wells, and produced 44,000 tons of crude oil during this period.

During the period from 2006 to early 2008, the Company suffered a downturn in results as there was not sufficient funding available for the Company to explore new wells. In the oil exploring business, it is critically important to have new well resources, since new wells are generally more productive and profitable than the old ones.

Below is the chart shown the Company’s output from 2006 to September 30, 2009 (unit: ton):

For the year ended September 30, 2009, the company’s output of crude oil was 14,544 tons.

Customers

The Company sells all its crude oil to PetroChina Jilin Oilfield on an exclusive basis. This agreement concludes on February 2022.

Facilities, Oil Properties and Activities

We currently own no real estate property. We lease our offices and land spaces from third parties under lease agreements which expire on December 6th, 2010. Our office space totals approximately 5,704 square feet, and is located at Jianqiao Road, third floor, Song Yuan City, Economic and Technology Development District, Jilin Province. The leased land is approximately 1076 square feet and is located at Song Yuan City, Jilin, PRC and is used for our warehouse, dormitories and garage. We rend it for a total of ¥120,000 RMB (equal to $17,587) from December 7, 2009 until December 6, 2010.

As of September 30, 2009, the Company had a total of 85 producing wells, including 52 producing wells that were developed by 2006, and 33 producing wells developed in 2008. In addition, there were 91 traditional sucker-rod pumping machines in operation.

All of the Company’s crude oil production is exclusively sold to PetroChina Jilin Oilfield Company. Transportation expenses are limited and well-controlled. From October 1, 2008 to September 30, 2009, the Company incurred transportation expenses of approximately $21,246. This represents only 0.24% of our total net sales for the year ended September 30, 2009.

Industry and Market Overview

As shown in the graph below, the consumption of crude oil grew rapidly in the beginning of 21th century in China. During the 1990’s, compared to the annual growth rate of 1.67% in production, the annual growth rate in China’s crude oil consumption was 5.77%. The report from BP PLC also indicated that the demand for crude oil in China was 245.7 million tons in 2002, an increase of 5.8% from 2001.

Crude Oil Production of China and OPEC from 2002 to 2009

November 2009 International Petroleum Monthly
Posted: December 7, 2009
(Thousand Barrels per Day)
	China	OPEC
2002 Average	3,390	67,162
2003 Average	3,409	69,434
2004 Average	3,485	72,493
2005 Average	3,609	73,737
2006 Average	3,673	73,461
2007 Average	3,729	73,012
2008 Average	3,790	73,697
2009 9 month Average (until September 30, 2009)	3,787	72,034

Currently, China is the second largest energy consumer in the world, after the United States. The demand for crude oil in China resulted from economic growth and industrial development, which is expected to continue at an increasing rate for the next ten years. The booming economic environment attracts international manufacturers to set up production facilities in China for lower labor costs and operational expenses. Meanwhile, the fast growth in the Chinese automobile market is another significant factor affecting crude oil demand. It is reported that China's automobile manufacturing output amounted to 5,990,800 until June 2009, up 15.22% over the same period last year. Thus, the upward trend of crude oil consumption is expected to continue for at least the next five years in China.

Competition

The energy and petroleum industries are highly competitive. There is competition within the industries and also with other industries to supply the energy, fuel and chemical needs of industrial and individual consumers. Currently, all of our output is sold to PetroChina Jilin Oilfield. However, if the relationship with PetroChina is terminated, we will encounter competition with other firms for the sale or purchase of various goods or services in many national and international markets and employ all methods of competition which are lawful and appropriate for such purposes. A key component of our competitive position is our ability to manage expenses successfully, and maintain long-term cooperation relationship with PetroChina.

Employees

We currently have 105 full-time staff and employees.

Department	Headcount
Management and Administrative	20
Accounting staff	5
Site workers	80
Total	105

Regulation

We are subject to the environmental laws and regulations of the jurisdictions in which we carry on our business. Existing or future laws and regulations could have a significant impact on the exploration and development of natural resources by us. However, to date, we have not been required to spend any material amounts for environmental control facilities. The Chinese government strictly monitors compliance with these laws but compliance therewith has not had any adverse impact on our operations or our financial resources.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history.

Our limited operating history and the early stage of development of the industry in which we operate makes it difficult to evaluate our business and future prospects. We cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. Any significant failure to realize anticipated revenue growth could result in operating losses.

We may be unable to continue to sublease our oilfields to Daqing Haihang Oilfield Technology Development Co., Ltd. or other companies, and it may significantly affect our revenues and results of operations.

Since January 2006, Jilin Yifeng has entered into a few oilfield sublease agreements with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). According to current Agreement, Jilin Yifeng subleases 63% out of its overall oilfield of 19.8 square kilometers to Daqing Haihang for the period from January 2007 to December 31, 2010. The lease provides for annual fixed subrental income of RMB 24,000,000 (approximately $3,520,000 based on September 30, 2009 exchange rate), which represents 40% of our total revenues for the year ended September 30, 2009. The lease will expire on December 31, 2010 and if we are not able to continue to sublease our oilfields to Daqing Haihang or sublease to other companies, our revenues and results of operations will be significantly decreased.

All of our sales are concentrated in only one customer; the loss or termination of our cooperation agreement would have a material adverse impact on our revenues.

Currently, all of our output is sold to PetroChina Jilin Oilfield. However, if the relationship with PetroChina is terminated, we will encounter competition with other firms for the sale or purchase of various goods or services in many national and international markets and employ all methods of competition which are lawful and appropriate for such purposes. A key component of our competitive position is our ability to manage expenses successfully, and maintain long-term cooperation relationship with PetroChina. In addition, management has an understanding with PetroChina that if the price of oil declines below certain levels, then the Company will not produce and deliver oil to PetroChina.

Our ability to operate at a profit is partially dependent on market prices for crude oil. If the price drops significantly, we will be unable to maintain profitability.

Our results of operations and financial condition will be affected by the selling prices for crude oil. Prices are subject to and determined by market forces over which we have no control. The amount of our revenues depends on the market prices.

The markets in which we operate are highly competitive and fragmented and we may not be able to maintain market share.

We operate in highly competitive markets and expect competition to persist and intensify in the future. Our competitors are mainly domestic leaders in the energy markets in China. We face the risk that new competitors with greater resources than us will enter our markets.

Our future success substantially depends on our ability to significantly increase both our manufacturing/storage capacity and output.

Our future success depends on our ability to significantly increase both our manufacturing/storage capacity and output. If we are unable to do so, we may be unable to expand our business, decrease our costs, maintain our competitive position and improve our profitability. Our ability to establish additional manufacturing/storage capacity and increase output is subject to significant risks and uncertainties, including:

·
the ability to raise significant additional funds to purchase and prepay for raw materials or to build additional manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

·	delays or denial of required approvals by relevant government authorities;
·	diversion of significant management attention and other resources; and
·	failure to execute our expansion plan effectively.

If we are unable to establish or successfully operate additional manufacturing/storage capacity or to increase manufacturing output, or if we encounter any of the risks described above, we may be unable to expand our business as planned.

If we need additional financing, which may not be available to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders' interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Lack of experience as officers of publicly-traded companies of our management team may hinder our ability to comply with Sarbanes-Oxley Act.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the Sarbanes-Oxley Act’s internal controls requirements, we may not be able to obtain the independent auditor certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Associated With Doing Business in China

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under our current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese Renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese Renminbi appreciated approximately 2.5% against the U.S. dollar in 2005 and 3.3% in 2006. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese Renminbi against the U.S. dollar. We can offer no assurance that Chinese Renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or those Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Because a significant amount of our future revenue may be in the form of Chinese Renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese Renminbi to fund our business activities outside of China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial condition and results of operations.

Our ability to implement our planned development is dependent on many factors, including the ability to receive various governmental permits.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business including, without limitation, Safety Production Permits and Finished Oil Products Distribution License and Dangerous Chemical Distribution License. We are required to comply with applicable production safety standards in relation to our production processes. Our premises and equipment are subject to periodically inspections by the regulatory authorities for compliance with the dangerous chemical safety production laws and regulations and finished oil distribution laws and regulations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

The Renminbi is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund our business activities outside the PRC or to make dividends or other payments in United States dollars. The PRC government strictly regulates conversion of RMB into foreign currencies. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts. In the PRC, the State Administration for Foreign Exchange, or the SAFE, regulates the conversion of the RMB into foreign currencies. Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

In addition, on October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fundraising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies (“Notice 75”), which became effective as of November 1, 2005. Notice 75 replaced the two rules issued by SAFE in January and April 2005.

According to Notice 75:

·
prior to establishing or assuming control of an offshore company for the purpose of obtaining overseas equity financing with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

·
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

·
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change in the capital of the offshore company that does not involve any return investment, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities, and, as a result, we are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Government regulations on environmental matters in China may adversely impact on our business.

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. We may have difficulty establishing adequate management, legal and financial controls in the PRC.

ITEM 2. PROPERTY

We currently own no real estate property. We lease our offices and land spaces from third parties under lease agreements which expire on December 6th, 2010. Our office space totals approximately 5,704 square feet, and is located at Jianqiao Road, third floor, Song Yuan City, Economic and Technology Development District, Jilin Province. The leased land is approximately 1076 square feet and is located at Song Yuan City, Jilin, PRC and is used for our warehouse, dormitories and garage. We rend it for a total of ¥120,000 RMB (equal to $17,587) from December 7, 2009 until December 6, 2010.

As of September 30, 2009, the Company had a total of 85 producing wells, including 52 producing wells that were developed by 2006, and 33 producing wells developed in 2008. In addition, there were 91 traditional sucker-rod pumping machines in operation.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about August 25, 2009, the Company received written consents in lieu of a meeting of stockholders from two (2) holders of 16,000,000 shares representing approximately 50.22% of the total 31,875,000 issued and outstanding shares of voting stock of the Company to amend our Articles of Incorporation to change our corporate name to “China Daqing M&H Petroleum, Inc.”

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “CHDP”. Our common stock is thinly traded and as a result, is subject to extreme fluctuations as shown by the table below.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Bid
YEAR 2006	High Bid	Low Bid
3rd Quarter Ended September 30, 2006 (1)	$0.45	$0.05
4th Quarter Ended December 31, 2006	$0.40	$0.25
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31, 2007	$1.10	$1.005
2nd Quarter Ended June 30, 2007	$1.75	$1.75
3rd Quarter Ended September 30, 2007	$3.28	$0.342
4th Quarter Ended December 31, 2007	$1.85	$1.10
YEAR 2008	High Bid	Low Bid
1st Quarter Ended March 31, 2008	$2.30	$1.30
2nd Quarter Ended June 30, 2008	$2.30	$0.55
3rd Quarter Ended September 30, 2008	$1.00	$0.40
4th Quarter Ended December 31, 2008	$1.25	$0.35
YEAR 2009	High Bid	Low Bid
1st Quarter Ended March 31, 2009	$1.15	$0.45
2nd Quarter Ended June 30, 2009	$1.10	$1.10
3rd Quarter Ended September 30, 2009	$3.75	$1.01
4th Quarter Ended December 31, 2009	$3.20	$1.01

(1) The first reported sale of the Company’s common stock on the OTC-Bulletin Board was July 10, 2006.

Holders

As of the date hereof, in accordance with our transfer agent records, we had 31 recordholders of our 31,857,000 shares of common stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

Pursuant to the share exchange agreement dated August 11 2009, we issued 30,000,000 shares of our common stock to the ADCI Shareholders, their affiliates or assigns, in exchange for 100% of the outstanding shares of ADCI. Such securities were not registered under the Securities Act of 1933. The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933. We made this determination based on the representations of the ADCI Shareholders which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the ADCI Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

Securities Authorized for Issuance under Equity Compensation Plans

There have not been any equity compensation plans approved by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion may contain certain forward-looking statements. Such statements are not covered by the safe harbor provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

For the purposes of this report, we have calculated there to be 7.315 barrels in 1 ton.

Overview

Through our subsidiaries, we are engaged in the sale of steel and steel related products (“Steel”), the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Subrental”).

Our 100% owned subsidiary DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”) is engaged in the sale of steel and steel related products, and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) acquired on November 28, 2007, is engaged in the business of extraction and sale of crude oil and subleasing of oil fields (the “Subrental”). Since 2003, Jilin Yifeng has been engaged in the development of oil wells and extracting oil from the Miao 14 oilfield blocks (“Miao 14”). Miao 14 covers 19.8 square kilometers, of which 15.6 square kilometers are oil-bearing areas. The geological reserve is 6.07 million tons in this area, of which include proven oil reserves of 5.35 million tons. The thickness of the crust increases from 300 meters to 360 meters, inclining from the west to the east. Oil is found from 1,500 meters to 1,700 meters below sea level. Miao 14 is located in Song Yuan City of Jilin Province, China, at the intersection of Nenjiang River and Songhua River. The Chang Bai Railway and highway south of the oilfield provides the Company with convenient access to transportation for the delivery of crude oil.

Pursuant to a 20-year Exclusive Business Cooperation Agreement entered into between PetroChina and our 95% owned subsidiary Jilin Yifeng in February 2002, we have the right to explore, develop and produce oil at Miao 14 Oilfield and take responsibility for well logging, drill-stem testing and core sampling. Pursuant to the agreement with PetroChina, during the first ten years of this agreement, the Company sells oil to PetroChina at a 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at a 40% discount to market price.

Since January 2006 Jilin Yifeng has entered into a few oilfield sublease agreements (“the Agreement”) with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). According to the Agreement, Jilin Yifeng subleases 63% out of its overall oilfield of 19.8 square kilometers to Daqing Haihang for the period from January 2007 to December 31, 2010. As prescribed in the Agreement, Daqing Haihang, a limited liability company founded and registered in China, owns the necessary knowledge and construction equipments of both exploring and extracting crude oil. During the effective term of the Agreement, Daqing Haihang needs to carry out and be responsible for the obligations to PetroChina from Jilin Yifeng, and all production of Daqing Haihang could only be distributed to PetroChina, in compliance with the description of the Agreement.

The oilfield property the Company subleased to Daqing Haihang, accounts for about 63% of the overall area of Miao 14 oilfield, or 12.5 square kilometers, whereas the Company, Jilin Yifeng operates on the other 7.3 square kilometers during the effective term of the Agreement. The geological reserve for the area is 6.07 million tons of oil, of which include proven oil reserves of 5.35 million tons. As of February 2002, the company’s operating ratio out of total reserve is about 1.97 million tons. The following table sets forth the information of the oilfield reserves and our output for the periods indicated.

Remaining Oil reserves we acquired (in tons) as of			Our Production (in tons)
November 28, 2007	September 30, 2008	September 30, 2009	As of November 28, 2007	From November 28, 2007 to September 30, 2008	From October 1, 2008 to September 30, 2009
1.93 million	1.92 million	1.91 million	41,750.40	9,863	14,544

As of the end of 2005, Jilin Yifeng had 57 working oil wells, and produced approximately 44,000 tons or 314,160 barrels of crude oil from 2002 to 2005.

From 2006 to 2007, Jilin Yifeng was not able to explore for new oil wells due to a lack of capital resources. In addition, due to limited working capital, during these two years, output of oil was at a lower level compared to previous years.

As of September 30, 2008, Jilin Yifeng had 91 producing oil wells. Of these oil wells, 34 wells were developed in 2008.

As of September 30, 2009, our number of producing oil wells remained unchanged compared to September 30, 2008. There were no newly developed oil wells from October 1, 2008 to September 30, 2009. The primary reason is the dramatic decrease in the price of crude oil. Consequently, the lower price of oil has limited the demand for new oil well exploration. We are unable to predict when this trend will reverse itself.

Results of Operations – For the Years Ended September 30, 2009 and 2008

All of the Company’s sales were generated within China. PetroChina is the only and exclusive customer for our crude oil products. Substantially, all accounts receivable are due from PetroChina. We operate three reportable segments: extraction and sale of crude oil (“Extraction”), subleasing of land (the “Subrental??, and sale of steel and steel related products (“Steel”).

Our Subrental business segment is limited to the subleasing of Miao 14 and our drilling equipment and materials to Daqing Haihang Oil Field Development Company (“Daqing Haihang”). Current term of the sublease expires in December 2010 and provides for annual fixed income of RMB 24 million or approximately $3.5 million dollars. The subrental to Daqing Haihang includes 63% of our total property including 12.5 square kilometers of oilfield. All oil wells operated by the Company are located at the remaining 7.3 square kilometers oilfield. Under the agreement between the Company and its oilfield leasee, the leasee is able to drill new oil wells, explore, extract oil from the oilfield subleased, and the leasee is also authorized to sell crude oil to a third Party. The agreement was executed from January 1, 2008, and will expire on December 31, 2010.

The following table presents financial information about the Company’s reportable segments for the years ended September 30, 2009 and 2008:

	For the Years ended September 30,
	2009				2008
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$4,576,040	$3,323,754	$889,474	$8,789,268	$6,012,174	$2,546,185	$1,217,572	$9,775,931
Gross profit	$1,600,583	$3,242,152	$14,666	$4,857,401	$2,508,452	$2,487,222	$54,782	$5,050,456
Gross margin	35%	98%	2%	55%	42%	98%	4%	52%

	Percentage Change between the Years ended
	September 30, 2009 and 2008
	Extraction	Subrental	Steel	Total
Revenue	-24%	31%	-27%	-10%
Gross profit	-36%	30%	-73%	-4%

Revenues.

Revenues for the year ended September 30, 2009 totaled $8,789,268 as compared to $9,775,931 for the same period in 2008, a decrease of $986,663 or 10%. Despite the increase of our Subrental segment, our total revenue decreased due to the global decline in the price of crude oil which resulted in lower revenue from our Extraction segment.

For the year ended September 30, 2009, the sale of crude oil generated net sales of $4,576,040, a decrease of 24% as compared to the same period in 2008.  We produced 14,544 tons (or 106,389 barrels) of oil for the year ended September 30, 2009 as compared to 9,863 tons (or 72,148 barrels) of oil during the same period in 2008.

We do not recognize sales until PetroChina has accepted delivery of the oil.

As a result, during the year ended September 30, 2009, the Company sold approximately 11,598 tons or 84,839 barrels to PetroChina, and for the year ended September 30, 2008, approximately 8,171tons or 59,771 barrels were sold to PetroChina. The monthly average selling price to PetroChina per barrel was $57.08 and $105.2 for fiscal 2009 and 2008, respectively. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

For the year ended September 30, 2009, our Subrental segment generated $3,323,754 in revenue, an increase of $777,569 or 31% compared to the same period in 2008.  The increase was primarily due to current lease was executed starting January 1, 2008.

For the year ended September 30, 2009, our Steel segment generated $889,474 in revenue, a decrease of $328,098 or 27% as compared to the same period in 2008 because we had less steel trading activities this period.

Cost of Sales.

Cost of sales totaled $3,931,867 for the year ended September 30, 2009, a decrease of $793,608 or 17% as compared to the same period in 2008. Cost of sales for our three business segments amounted to $2,975,457 for Extraction segment, $81,602 for Subrental segment, and $874,808 for Steel segment.

The breakdown of cost of sales from our oil extraction and sale segment of $2,975,457 or 76% of our total cost of sales is as follows:

	Years ended September 30,
Cost of sales of crude oil	2009	2008	% Change
Oil production costs	$829,881	$1,079,080	-23%
Government oil surcharge	340,856	1,200,548	-72%
Depletion	1,804,720	1,224,094	47%
Subtotal	$2,975,457	$3,503,722	-15%

As compared to the period earlier, the oil surcharge paid to the Chinese government decreased because of much lower oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. Our depletion costs increased in correlation with the increase of the amount of oil we extract this period.

Gross Profit.

Gross profit totaled $4,857,401 for the period as compared to $5,050,456 for the same period last year, of which $1,600,583 were contributed by extraction, $3,242,152 by Subrental and $14,666 by Steel. Gross profit decreased by $193,055 or 4% as compared to last period, primarily because of lower sales and margin on extraction segment. Gross margin of the Extraction segment decreased from 42% in last period to 35% this period because of lower price for sale of crude oil coupled with higher depletion costs due to increase of oil we extracted. Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 55% this period as compared to 52% last year.

General & Administrative Expenses.

Operating expenses for the year ended September 30, 2009 was $526,539, an increase of $37,694 or 8% compared with the year ended September 30, 2008. For the year ended September 30, 2009, our general and administrative expenses include salary expense of $157,445, office expense of $33,401, entertainment expense of $30,137, supplies $30,318, travel expense of $27,658, non-operating expense of $15,047, insurance of $29,603, governmental mineral resource fee $45,760, totaling more than 70% of our overall operating expenses for the year ended September 30, 2009. The following is a comparison breakdown of operating expenses for the years ended September 30, 2009 and 2008, respectively.

	For the Years Ended September 30,
General & Administrative Expenses	2009	% Total	2008	% Total	% Change
Salary	$157,445	30%	$104,215	21%	51%
Office Expense	33,401	6%	66,799	14%	-50%
Entertainment Expense	30,137	6%	22,299	5%	35%
Supplies	30,318	6%	20,491	4%	48%
Travel Expense	27,658	5%	12,851	3%	115%
Non-operating Expense	15,047	3%	42,042	9%	-64%
Insurance	29,603	6%	10,510	2%	182%
Mineral resource Expense	45,760	9%	71,516	15%	-36%
Other Expenses	157,170	29%	138,122	27%	14%
Total	$526,539	100%	$488,845	100%	8%

Income (loss) from operations.

Income from operations for year ended September 30, 2009 totaled $4,330,862 and consisted of operating income generated by three segments. It represents a decrease of $230,749 or 5% as compared to the year ended September 30, 2008. The decrease is primarily due to the decreased operating income from the Extraction segment, partially offset by increase in the Subrental segment. The details are as follows:

	Income (loss) from Operations
Segment	FY2009	FY2008
Extraction	$1,162,150	$2,087,387
Subrental	3,232,152	2,477,222
Steel	(60,871)	(2,997)
Corporate	(2,569)	-
Total	$4,330,862	$4,561,612

Net Income.

We generated net income of $2,711,289 after minority interest for the fiscal year ended September 30, 2009, a decrease of $291,540 or 10% as compared to net income for the year ended September 30, 2008. The decrease in net income is primarily a result of decreased income from our Extraction segment, partially offset by increase in the Subrental segment. Our net margin remained stable at approximately 31%.

Liquidity and Capital Resources

On September 30, 2009, we had cash of $160,606 and working capital deficit of $9,806,161. The working capital deficit was primarily due to our accounts payable of $8,812,421. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows provided by operating activities were $2,190,478 for the year ended September 30, 2009, decreased from net cash flows of $10,858,939 from operating activities in last period. This was due primarily to the reduction of accounts payable and other payables and accrued liabilities in this period.

Net cash flows used in investing activities was $2,274,883 for the year ended September 30, 2009, as compared to $15,512,639 for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil and gas equipments and exploitation and development of oil and gas properties. During this period, we invested $2,603,702 in exploration and development of oil and gas properties, as compared to $13,479,371 last period.

Net cash flows provided by financing activities was $201,023 for the year ended September 30, 2009, as a result of the proceeds of $5,134,500 in long-term loan from Bank of Jilin, partially offset by repayment of loans from shareholder and other borrowings totaling $4,939,122. For the same period last year, we borrowed $4,824,090 from shareholders and unrelated parties and our shareholders made capital contribution of $146,300.

Principal demands for liquidity are for acquisition of oil and gas properties, development of new oil wells, working capital and general corporate purposes. The Company’s management believes that, in order to develop additional wells, the Company may consider a number of different financing opportunities including loans and future equity financings. If funding is insufficient at any time in the future, we may be unable to develop additional oil wells, and to take advantage of other acquisition opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 1 of our financial statements included in this annual report on Form 10-K for the year ended September 30, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to our consolidated financial statements.

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard as of fiscal year ended September 30, 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company’s consolidated financial statements for the fiscal year ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Daqing M&H Petroleum, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Daqing M&H Petroleum, Inc. and Subsidiary as of September 30, 2009 and 2008 and the related consolidated statements of operations and other comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of is internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Daqing M&H Petroleum, Inc. and Subsidiary as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ Paritz & Company, P.A.
Paritz & Company. P.A.

Hackensack, New Jersey
January 7, 2010

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FLEURS DE VIE, INC.)
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$160,606	$43,542
Accounts receivable	3,399,101	2,508,836
Inventories	38,564	409,122
Deferred income taxes	-	309,254
Loan receivable - related party	86,553	-
Loan receivable - other	88,020	-
Prepaid exenses and sundry current assets	129,236	333,929

TOTAL CURRENT ASSETS	3,902,080	3,604,683

PROPERTY AND EQUIPMENT:
Oil Property and equipment, net of accummulated depletion	21,392,042	20,536,095
Rental Property, net of accummulated amortization	102,107	183,292
Other Property and equipment, net of accummulated depreciation	76,331	105,324
TOTAL PROPERTY AND EQUIPMENT	21,570,480	20,824,711
OTHER ASSETS
Loan receivable - related party	-	219,450
Loan receivable - other	-	282,904
TOTAL OTHER ASSETS	-	502,354

TOTAL ASSETS	$25,472,560	$24,931,748

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,812,421	$11,404,447
Other payables and accrued liabilities	2,196,533	2,502,847
Other Loans payable	1,834,138	2,485,637
Due to shareholders	567,941	4,780,200
Deferred income taxes	297,208	-

TOTAL CURRENT LIABILITIES	13,708,241	21,173,131

LONG-TERM DEBT	5,178,510	43,890

MINORITY INTERESTS	657,585	456,919

TOTAL SHAREHOLDERS' EQUITY

Preferred stock, $.001 par value; 10,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	61,884	114,443
Retained earnings	5,714,118	3,002,829
Accumulated other comprehensive income	120,365	108,679

TOTAL SHAREHOLDERS' EQUITY	5,928,224	3,257,808

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,472,560	$24,931,748

See notes to financial statements

F1

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FLEURS DE VIE, INC.)
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the Year ended September 30,
	2009	2008
REVENUES:
Oil sales	$4,576,040	$6,012,174
Subrental income	3,323,754	2,546,185
Sales of steel and steel related products	889,474	1,217,572
TOTAL REVENUES	8,789,268	9,775,931

COST OF SALES

Oil production cost	829,881	1,079,080
Government oil surcharge	340,856	1,200,548
Depletion	1,804,720	1,224,094
	2,975,457	3,503,722
Subrental expense	81,602	58,963
Steel and related products	874,808	1,162,790
TOTAL COST OF SALES	3,931,867	4,725,475

GROSS PROFIT	4,857,401	5,050,456

OPERATING EXPENSES:
General and administrative expenses	526,539	488,844

INCOME FROM OPERATIONS	4,330,862	4,561,612

Interest Expense, net of interest income	279,674	174,203

NET INCOME BEFORE INCOME TAXES	4,051,188	4,387,409

Income taxes	1,140,686	1,155,405

INCOME BEFORE MINORITY INTEREST	2,910,502	3,232,004

Minority interest	199,213	229,174

NET INCOME	2,711,289	3,002,830

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	11,686	108,679

COMPEHENSIVE INCOME	$2,722,975	$3,111,509

BASIC AND DILUTED EARNINGS PER SHARE	$0.09	$0.10

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	31,857,000	31,857,000
DILUTED	31,857,000	31,857,000

See notes to financial statements

F2

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FLEURS DE VIE, INC.)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
	NUMBER OF	PAR	PAID-IN	RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	EQUITY
BALANCE - SEPTEMBER 30, 2007	-	$-	$-	$-	$-	$-

Capital contribution	31,857,000	31,857	114,443			146,300
Net income				3,002,829		3,002,829
Foreign currency translation adjustments					108,679	108,679

BALANCE - SEPTEMBER 30, 2008	31,857,000	$31,857	$114,443	$3,002,829	$108,679	$3,257,808
						-
Capital contribution			5,645			5,645
Effect of reverse merger			(58,204)			(58,204)
Net income				2,711,289		2,711,289
Foreign currency translation adjustments					11,686	11,686

BALANCE - SEPTEMBER 30, 2009	31,857,000	$31,857	$61,884	$5,714,118	$120,365	$5,928,224

See notes to financial statements

F3

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS FLEURS DE VIE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,711,289	$3,002,829
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, oil and gas properties	1,806,104	1,224,094
Depreciation, rental and other property and equipment	110,854	75,086
Minority interest	199,213	229,174
Deferred Income taxes	606,689	(309,256)

Changes in operating assets and liabilities:
Accounts receivable	(882,503)	(1,260,267)
Inventories	371,297	(257,605)
Prepaid expenses and other current assets	205,394	(200,728)
Accounts payable	(2,620,524)	6,048,523
Other payables and accrued liabilities	(317,335)	2,307,089

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,190,478	10,858,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil and gas properties	(2,603,702)	(13,479,371)
Loan (to) payment from related party	133,361	(219,450)
Acquisition of other property and equipment	-	(9,449)
Cash paid for acquisition, net of cash acquired and promissory note	-	(1,521,465)
Loan (to) payment from others	195,458	(282,904)

NET CASH USED IN INVESTING ACTIVITIES	(2,274,883)	(15,512,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loan from shareholders	(4,276,250)	4,780,200
Proceeds (repayment) of other borrowings	(662,872)	43,890
Proceeds from bank loan	5,134,500	-
Capital contribution	5,645	146,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	201,023	4,970,390

EFFECT OF EXCHANGE RATE CHANGE ON CASH	446	(273,148)

INCREASE IN CASH	117,064	43,542

CASH - BEGINNING OF PERIOD	43,542	-

CASH - END OF PERIOD	$160,606	$43,542

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income tax	$648,105	$807,926
Interest	$-	$-

See notes to financial statements

F4

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1           ORGANIZATION, DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

China Daqing M&H Petroleum, Inc. (“we”, the “Company” or “China Daqing”) was incorporated in Nevada on April 15, 2005, under the name Fleurs De Vie (“FDVI”). On June 9, 2005, FDVI filed a Certificate of Correction with the State of Nevada to have its registered name corrected to Fleurs De Vie, Inc. On August 31, 2009, FDVI changed its name to China Daqing M&H Petroleum, Inc. in connection with a share exchange transaction as described below.

On August 11, 2009, the Company entered into and closed a share exchange agreement with American D&C Investment, Inc. (“ADCI”) whereby the Company issued to the stockholders of ADCI 30,000,000 shares of the Company’s common stock in exchange for all of the issued and outstanding capital stock of ADCI (the “Share Exchange”). Prior to the Share Exchange, China Daqing had 1,857,000 shares of common stock issued and outstanding. After the Share Exchange, China Daqing had 31,857,000 shares of common stock outstanding and the former shareholders of ADCI owned 94.17% of the issued and outstanding shares. The directors and executive officers of ADCI became the directors and officers of China Daqing. This transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby ADCI is deemed to be the accounting acquirer (legal acquiree) and the Company the accounting acquiree (legal acquirer). The historical financial statements for periods prior to August 11, 2009 are those of ADCI except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

ADCI was organized under the laws of the State of Delaware on October 29, 2007.  ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”). Daqing Yueyu, incorporated on November 9, 2007 under the laws of People’s Republic of China (“China”), is engaged in the sale of steel and steel related products (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Sublease”), in Jilin Province, China. Jilin Yifeng develops, extracts and sells crude oil pursuant to a twenty year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on January 3, 2002 with China National Petroleum Corporation (“PetroChina”), a corporation organized and existing under the laws of the Peoples Republic of China. Jilin Yifeng has the right to explore, develop and extract oil in the Jilin Oil Region, China. Pursuant to the Oil Lease, during the first ten years, the Company sells oil to PetroChina at a 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at a 40% discount to market price. In addition, the Oil Lease requires that all oil extracted from this location be sold to PetroChina.  In addition, Jilin Yifeng subleased 63% of the property under the oil lease pursuant to Daqing Haihang Oil Field Development Company.  The lease expires in December 2010 and provides for annual fixed subrental income of RMB 24,000,000 (approximately $3,520,000 based on September 30, 2009 exchange rate).

On September 10, 2009, our Board of Directors approved a change in our fiscal year to September 30.

Basis of presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The reporting currency of the Company is the US dollar. The functional currency of China Daqing and ADCI is the US dollar. Daqing Yueyu and Jilin Yifeng use their local currency Chinese Renminbi (“RMB”) as their functional currency.

F5

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates and changes in these estimates are recorded when known.  Significant items subject to such estimates and assumptions include the following:

•           Estimates of proved reserves and related estimates of the present value of future net revenues;
•           The carrying value of oil properties;
•           Estimates of the fair value of reporting units and related assessment of goodwill for impairment;
•           Asset retirement obligations;
•           Income taxes

Cash

The Company maintains cash with financial institutions in the PRC which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash includes cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventories

Inventories, consisting of drill supplies held for use and steel and steel products held for sale, are valued at the lower of cost or market, determined on the first-in, first-out basis.

Oil properties

The Company follows the full cost method of accounting for its oil property.  Accordingly, all costs incidental to the acquisition, exploration and development of oil property, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized. Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and that are not related to production, general corporate overhead or similar activities, are also capitalized. Major development projects of all oil properties are also capitalized. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense when incurred.

Under the full cost method of accounting, the net book value of oil properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the estimated after-tax future net revenues, discounted at 10% per annum, from proved oil reserves plus the cost of properties not subject to amortization.  Estimated future net revenues exclude future cash outflows associated with settling asset retirement obligations included in the net book value of oil properties.  In calculating future net revenues, prices and costs used are those as of the end of the appropriate period.  These prices are not changed except when different prices are fixed and determinable from applicable contracts for the remaining term of those contracts.

F6

Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expenses. Expenses recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Capitalized costs are depleted by an equivalent unit-of-production method.  Depletion is calculated using the capitalized costs, including estimated asset retirement costs, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

Sales of a portion of development rights and other proved and unproved properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized as income.

Abandonment of oil and gas properties other than the development rights are accounted for as adjustments of capitalized costs with no loss recognized.

Other property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Revenue recognition

Oil sales are recognized when production has been delivered to the Company’s sole customer, PetroChina, the sales price is fixed and collectability of the revenue is probable.

Revenue from the sale of steel and steel related products is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Subrental income is recognized on the straight-line basis over the life of the sublease.

Impairment of long lived assets

The Company accounts for the impairment of long-live assets in accordance with FASB issued accounting standards regarding impairment or disposal of long-lived assets. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of September 30, 2009, there were no significant impairments of its long-lived assets used in operations.

F7

Deferred income taxes

The Company accounts for income taxes in accordance with related FASB issued accounting standards which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, Statement of Financial Accounting standards requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

The reporting currency of the Company is the US dollar. The functional currency of China Daqing and ADCI is the US dollar. Daqing Yueyu and Jilin Yifeng use their local currency Chinese Renminbi (“RMB”) as their functional currency. Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation

Fair value of financial instruments

FASB issued accounting standard regarding disclosures of fair value of financial instruments requires that the Company disclose estimated fair values of financial instruments.

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued expenses and other sundry current liabilities and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at the respective balance sheet dates.

Income (loss) per common share

Basic income (loss) per common share is computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share is calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of September 30, 2009 there were no common stock equivalents outstanding.

F8

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and foreign currency translation gain, net of tax.

Statement of Cash Flows

In accordance with Statement of Financial Accounting Standards, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

The Company uses of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Environmental costs

China has adopted extensive environmental laws and regulations that affect the operations of the oil and gas industry.  The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at present, and could be material.  Under existing legislation, however, management believes that there are no probable liabilities that will have a material adverse effect on the financial position of the Company.  Accordingly, no reserves have been set up for environmental costs.

Asset retirement obligations

The Company accounts for asset retirement obligations pursuant to related provisions of FASB issued accounting standards.  The standard generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets.  It requires the Company to recognize the fair value of asset retirement obligations in the financial statements by capitalizing that cost as part of the cost of the related asset. The Company’s asset retirement obligations primarily relate to the abandonment of oil producing facilities. The Company did not incur, and does not anticipate incur, any material dismantlement, restoration and abandonment costs given the nature of its producing activities and the current Chinese regulations surrounding such activities.

F9

Recent accounting pronouncements

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to our consolidated financial statements.

In May 2009, the FASB issued an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard as of fiscal year ended September 30, 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company’s consolidated financial statements for the fiscal year ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

F10

2           ACQUISITION OF JILIN YIFENG

Between November 28, 2007 and October 28, 2008, DaQing Yueyu acquired 95% of the capital of Jilin Yifeng. The purchase price for the acquisition was $3,864,600. $1,580,756 was paid in 2008 with the remaining payable upon demand (see Note 7).

In accordance with the purchase method of accounting as prescribed by FASB accounting standards on business combinations, the Company allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values.  Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The purchase price was allocated as follows:

Allocation:
Current assets	$1,533,286
Oil and gas properties	8,047,107
Less liabilities assumed	(5,755,084)
$3,825,309

3           PREPAID EXPENSES AND SUNDRY CURRENT ASSETS

Prepaid expenses and sundry current assets consist of:

	SEPTEMBER 30,
	2009	2008
Employee advance	$19,130	$83,750
Advance to supplier	110,106	250,179
Prepaid expenses and sundry current assets	$129,236	$333,929

F11

4           PROPERTY AND EQUIPMENT

Oil and gas properties

A summary of oil and gas properties at September 30, 2009 and 2008 is as follows:

	SEPTEMBER 30,
	2009	2008
Oil and gas properties, proven reserves	$24,470,474	$21,804,492
Less: accumulated depletion	3,078,432	1,268,397
Oil and gas properties, net	$21,392,042	$20,536,095

 Rental properties

A summary of oil and gas properties at September 30, 2009 and 2008 is as follows:

	SEPTEMBER 30,
	2009	2008
Rental properties - drill rights	$245,057	$244,389
Less: accumulated depreciation	142,950	61,097
Rental properties, net	$102,107	$183,292

F12

Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		SEPTEMBER 30,
	Life	2009	2008
Transportation equipment	5 years	$115,173	$114,859
Furniture, fixtures and equipment	5 years	7,190	7,171
Subtotal		122,363	122,030
Less: accumulated depreciation		46,032	16,706
Other property and equipment, net		$76,331	$105,324

5           LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of a loan to a 5% owner of Jilin Yifeng, bearing interest at 10% per annum and due on September 24, 2010.

6           LOAN RECEIVABLE – OTHER

Loan receivable consists of a loan to an unrelated company bearing interest at 10% per annum and due on September 9, 2010.

7           OTHER LOANS PAYABLE

As of September 30, 2009 and 2008, the outstanding balance on other loans payable were $1,834,138 and $2,485,637, respectively, and these loans consisted of the following:

	September 30,	September 30,
	2009	2008
Due to former shareholders (see Note 2), non-interest bearing and payable on demand.	$1,758,933	$2,485,637
Loan from unrelated company, with no interest, due upon demand.	75,205	-

Total other loans payable	$1,834,138	$2,485,637

F13

8           DUE TO SHAREHOLDERS

As of September 30, 2009 and 2008, we had total borrowings from shareholders in the amount of $567,941 and $4,780,200, respectively, and these loans consisted of the following:

	September 30,	September 30,
	2009	2008
Due to shareholders, bear interest at Bank of China 1-year rate (5.4% and 7.3% at Sept. 30, 2009 and 2008, respectively), due no later than December 10, 2010	$512,643	$4,780,200
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due by December 10, 2010	55,298	-

Total due to shareholders	$567,941	$4,780,200

9           LONG-TERM DEBT

Long-term debts consist of the following:
	September 30,	September 30,
	2009	2008
Loan from Bank of Jilin, bears interest at 5.85‰ per month, due on March 16, 2011	$5,134,500	-
Note payable to a supplier, bears interest at 10% per annum, due in November, 2011	44,010	43,890

Total long-term debt	$5,178,510	$43,890

10           INCOME TAXES

Substantially all of the Company’s operations are in China and, effective January 1, 2008, are subject to income taxes at the rate of 25%.  A reconciliation of the United States statutory Federal tax rate of 35% and the effective tax rate is as follows:

	Years ended September 30,
	2009		2008
	Amount	Percentage	Amount	Percentage
Income before income taxes and minority interest	$4,051,188	100.00%	$4,387,409	100.00%

U.S. statutory Federal rate	1,417,916	35.00%	1,535,593	35.00%
Effect of lower tax rate in China	(405,119)	(10.00)%	(438,741)	(10.00)%
Other	127,889	3.16%	58,553	1.34%
Effective rate	$1,140,686	28.16%	$1,155,405	26.34%

F14

The provision for income taxes are summarized as follows:

Current	416,622	1,453,860
Deffered	724,064	(298,455)
Total	1,140,686	1,155,405

The tax effects of temporary differences that give rise to the Company's net defferred tax asset and liabilities as of September 30, 2009 and 2008 are as follows:

Deferred tax assets
Accrued expenses	298,967	251,465
Rental income	-	200,137
Net loss carry forward	140,818	49,020
Gross deferred tax assets	439,785	500,622
Less: Valuation allowance	140,818	49,020
Net deferred tax assets	298,967	451,602
Deferred tax liabilities
Depreciation and amortization	596,175	142,348
Total deferred tax liabilities	596,175	142,348
Net deferred tax assets	-	309,254
Net deferred tax liabilities	297,208	-

The Company does not provide for United States income taxes on un-remitted earnings of foreign subsidiaries, as it intends to permanently reinvest these earnings in China.

11           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation.

The Company operates in three reportable segments which are the extraction and sale of crude oil, the purchase and sale of drilling materials and subleasing.

The following table presents financial information about the Company’s reportable segments as of and for the years ended September 30, 2009 and 2008:

	Years ended September 30,
	2009			2008
	Extraction and		Sale of steel &	Extraction and		Sale of steel &
	sale of crude oil	Subrental	related products	sale of crude oil	Subrental	related products
Net revenues	$4,576,040	$3,323,754	$889,474	$6,012,174	$2,546,185	$1,217,572
Operating income (loss)	1,162,150	3,232,152	(60,871)	2,087,386	2,477,222	(2,997)
Identifiable assets	25,355,549	102,107	11,628	24,641,326	183,292	107,130

F15

12           SUPPLEMENTAL INFORMATION ON OIL OPERATION (Unaudited)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by FASB issued accounting standards on Disclosures about Oil and Gas Producing Activities .

(a)	Capitalized costs relating to oil producing activities are as follows:

	AS OF SEPTEMBER 30,
	2009		2008
	Production	Rental	Production	Rental
	Property	Property	Property	Property
Proved crude oil properties	$24,470,475	$245,058	$21,804,492	$244,390
Accumulated depreciation, depletion and amortization	(3,078,432)	(142,950)	(1,268,397)	(61,098)
Net capitalized costs	$21,392,043	$102,108	$20,536,095	$183,292

(b)	Cost incurred in oil and gas property acquisitions, exploration and development activities are as follows:

Property acquisition costs, proved reserves	$8,069,109	$245,058	$8,047,107	$244,390
Property development costs	16,401,366	-	13,757,385	-
	$24,470,475	$245,058	$21,804,492	$244,390

(c)	The results of operations for oil and gas producing activities are as follows:

	For the Years Ended September 30,
	2009	2008
Net sales	$4,576,040	$6,012,174
Production costs	(829,881)	(1,079,080)
Depreciation, depletion and amortization	(1,830,686)	(1,240,216)
Government oil surcharge	(340,856)	(1,200,548)
General and administrative expenses	(412,468)	(404,943)
Income tax expenses	(290,537)	(536,100)
Results of operations from oil and gas producing activities
(excluding corporate overhead and financing costs)	$871,612	$1,551,287

F16

 (d)       Estimated quantities of proved oil and gas reserves
The following schedule estimates proved crude oil reserves attributable to the Company. Proved reserves are estimated quantities of oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years during the lease period from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that maybe substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

	For the Years Ended September 30,
	2009	2008
Proved oil reserves (Unit: Bbls)
Balance at beginning of period	6,839,525	-
Reserves acquired *		6,911,673
Discoveries and extensions	-	-
Revision of previous estimates	(99,133)
Production	(106,389)	(72,148)
Balance at end of period	6,634,003	6,839,525
Proved developed producing reserves	1,978,562	2,022,958
*exclusive of reserves applicable to property subleased

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the year ended September 30, 2009. Estimated future cash flows were based on independent reserves evaluation by Petro China.   Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at September 30, 2009, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current sales prices, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average price per barrel used at September 30, 2009 and 2008 was $69.56 and $94.20, respectively. No deduction has been made for any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing gas properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

F17

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carry forwards, for both regular and alternative minimum tax.

The future net revenue information assumes no escalation of costs or prices, except for gas sales made under terms of contracts which include fixed and determinable escalation. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves at September 30, 2009 and 2008 are as follows:

	As of September 30,
	2009	2008
Future cash inflows	$287,441,791	$410,503,170
Future production costs and taxes	(154,527,189)	(203,742,213)
Future development costs	(89,893,770)	(100,223,529)
Future income tax expense	(10,755,208)	(26,634,357)
Future net cash flows	32,265,624	79,903,071
Discount at 10% for timing of cash flows	19,768,322	47,286,384
Standardized measure of discounted future net cash related to proved reserves	$12,497,302	$32,616,687

Of the Company’s total proved reserves as of September 30, 2009 and 2008, 28.5% and 29.6% were classified as proved developed producing, respectively. All of the Company’s reserves are located in China.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for September 30, 2009.

Balance at beginning period	$32,616,687
Sales and transfer of oil and gas product, net of production costs	(3,746,159)
Changes in prices and production costs	(67,589,535)
Revision of quantity estimates	(3,490,661)
Changes in estimated future development and acquisition costs	10,329,759
Net changes in income taxes	15,879,149
Accretion of discount	28,498,062
Standardized measure, end of year	$12,497,302

F18

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

The Company engaged Paritz & Company, P.A. on January 27, 2009, as its new independent registered public accounting firm. Prior to such engagement, the Company had not consulted with Paritz & Company, P.A. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

NAME	AGE	POSITION
Linan Gong	37	Chief Executive Officer and Secretary
Dehai Yin	43	Chief Financial Officer and Chief Accounting Officer
Yongjun Wang	55	President and Chairman of the Board of Directors
Haimiao Sun	45	Director
Changming Zhang	54	Director

Linan Gong, Chief Executive Officer and Secretary

Linan Gong has been appointed President, Secretary and Chief Executive Officer of our company. He serves as Executive Manager and Secretary of the Board of Directors of Daqing Yueyu Oil Well Technology Services Co., Ltd. since 2006. From 1997 to 2006, Mr. Gong was the Project Vice Manager for Daqing Toutai Oilfield. He served as Clerk for Daqing Petroleum Administration Bureau Investment Company. Mr. Gong holds a Bachelor degree in Finance from Habaluohabarovsk National Univeristy.

Dehai Yin, Chief Financial Officer and Chief Accounting Officer

Dahai Yin has been appointed the Chief Financial and Accounting Officer of our company. He serves as the CFO of Daqing Yueyu Oil Well Technology Services Co., Ltd. since 2007. From 2004 to 2006, he was working as a Senior Partner in Heilongjiang Gaoxin Accounting Firm. Form 2002 to 2003, Mr. Yin served as Justice Appraiser for Heilongjiang Donglian Accounting Firm and focused on assessment of enterprise financial and taxation. From July 1991 to 2001, he worked as Senior Engineer Accountant for Heilongjiang Province Coal Authority Finance Department. Mr. Yin graduated from Liaoning Fuxin Institute of Mining Technology in 1991, and he is a China CPV and CTA.

Yongjun Wang, President & Chairman of the Board of Directors

Yongjun Wang has been appointed the President of our company. From 2000 to 2006, Mr. Wang was Manager of the Heilongjiang Chengyong Investment Company. Before that, he was Vice Manager of Heilongjiang Securities Company and an official of the Harbin municipal government.

Haimiao Sun, Director

Haimiao Sun was appointed as a Director of the Company upon Closing. He serves as General Manager of Daqing Yueyu Oil Well Technology Services Co., Ltd. since 2007. From 2001 to 2006, He worked as Manager for Daqing Petroleum Administration Bureau Kunlun Group. From 1996 to 2001, Mr. Sun serves as Vice Minister for Daqing Petroleum Administration Bureau Propaganda Department. Mr. Sun holds a Bachelor Degree in Mechanical Manufacturing from Harbin Institute of Technology.

Changming Zhang, Director

Changming Zhang was appointed as a Director of the Company upon Closing. Since 2004 Mr. Zhang has been employed as president and incorporator of Harbin D&C Electric Sci-tech Joint Stock Co. Ltd. He graduated from Northeast Forestry University engineering department in 1983 where he earned his bachelor’s degree.

Board of Directors

Our current directors hold office until the annual meeting of stockholders of the Company following the election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at its discretion.

Our directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by us for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Family Relationships

No family relationships exist among our directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have has adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed with the Form 10KSB on March 38, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2009. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Linan Gong, CEO & Secretary	2009	3,750	0	0	0	0	0	0	3,750
Dehai Yin, CFO & CAO	2009	3,750	0	0	0	0	0	0	3,750
Yongjun Wang, President & Chairman (1)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Haimiao Sun, Director	2009	0	0	0	0	0	0	0	0
Changming Zhang, Director (1)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

(1) Yongjun Wang and Changming Zhang were the Chief Financial Officer and Chief Executive Officer of the Company, respectively, prior to the closing of the Exchange dated August 11, 2009.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through January 11, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending January 4, 2010 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements with our officers or directors currently.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of January 11, 2010, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNERS	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED PERCENTAGE OF OWNERSHIP(1)	PERCENTAGE OF OWNERSHIP(1)
Linan Gong, CEO and Secretary	0	0%
Dehai Yin CFO	0	0%
Yongjun Wang President and Chairman	10,000,000	31.39%
Haimiao Sun Director	0	0%
Changming Zhang Director	6,000,000	18.83%
ALL OFFICERS AND DIRECTORS
AS A GROUP (5 PERSONS)	16,000,000	50.22%

(1) Based on 31,857,000 shares of common stock outstanding as of January 11, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 11, 2009, we entered into a share exchange transaction with ADCI. Immediately prior to the transaction our current officers and directors were also the 100% owners of ADCI.  Pursuant to the share exchange agreement, we issued 13,000,000 shares of FDVI common stock to the shareholders of ADCI in exchange for 100% of the issued and outstanding shares of ADCI.  Pursuant to this related party agreement, ADCI became the wholly owned subsidiary of FDVI.

In September 2002, FDVI entered into a revolving line of credit with the owner. Under this arrangement, FDVI can borrow up to $25,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 31, 2007. As a result of the change of control, this Note was forgiven and cancelled in September 2007.

In May 2005, FDVI signed an unsecured promissory note for $25,000 of services. The note was due in May 2006, bears 0% interest if paid by maturity and 10% interest if paid thereafter. Interest of 10% was being imputed and expensed as a contribution to capital up to May 15, 2006. Subsequent to the due date, interest was accrued and charged to expense. As of December 31, 2007, $1,194 was due under this note.

On or about June 29, 2007, certain majority shareholders of FDVI, including Harold A. Yount, Jr. and Brenda P. Yount, our former Chief Executive Officer and Vice President, respectively, Loev Corporate Filings, Inc. and David M. Loev (the “Sellers”), entered into a Stock Purchase Agreement with Huaqin Zhou, Xiaojin Wang and Huakang Zhou (the “Acquirers”) and certain other third parties, pursuant to which the Sellers sold an aggregate of 1,440,000 restricted shares of our common stock which they held, representing approximately 77.5% of our outstanding common stock to the Acquirers.  The purchase price paid to the Sellers for the shares was $564,103 of which $50,000 had previously been received from the Acquirers in connection with the parties’ entry into a Letter of Intent.   Additionally, finders and consulting fees paid out of the purchase price received by the Sellers totaled approximately $170,000,

In connection with the stock purchase transaction, the Sellers retained an aggregate of 210,000 shares of our common stock, which they held, which are subject to a “put” option. Pursuant to the “put” option, the Sellers will be able to sell any part of the 210,000 shares back to us during a period of sixty (60) days beginning on July 1, 2008, for consideration of $1.00 per share.  If we are unable to pay the Sellers in connection with the “put” option, for a period of five (5) days following any exercise of the “put” option by the Sellers, the Sellers have the right to require us to issue them additional shares of common stock equal to three (3) times the times the total amount of money owed pursuant to the “put” option divided by the closing price of our common stock on the day the “put” option was defaulted,.  For instance, if the value of our common stock was $0.10 per share on the day we fail to pay the Sellers in connection with their exercise of 100,000 shares pursuant to the “put” option (for $100,000 owed to the Sellers), we would owe such Sellers $100,000/($0.10) * 3 = 3,000,000 shares.

As of December 31, 2008, the Sellers exercised their put option. FDVI was able to arrange third party purchases of 210,000 shares directly from the Sellers.

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

On December 10, 2008, FDVI entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDVI can borrow up to $60,000. The note is unsecured and bears no interest. Any unpaid principal is due on December 10, 2010. Past due amounts will bear interest of 0%. As of December 31, 2008, $5,132 was available for borrowing under the line of credit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

For the Company’s fiscal years ended September 30, 2009, we were billed approximately $59,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2009 and for the year ended December 31, 2008.

Tax Fees

For the Company’s fiscal years ended September 30, 2009 and December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2009 and December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Description

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Correction
3.3(1)	By-Laws
10.1(1)	Line of Credit with Harold A. Yount, Jr. ($25,000)
10.2(2)	Promissory Note with David M. Loev
10.3(3) 10.4(4) 10.5(5) 14.1(4)
Line of Credit with Harold A. Yount, Jr. ($5,000)
Line of Credit with Changming Zhang ($50,000)
Share Exchange Agreement by and among Fleurs De Vie, Inc. and American D&C Investment, Inc. and the Shareholders of American D&C Investment, Inc.
Code of Ethics

21*	List of subsidiaries of the Registrant
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to our Form SB-2 Registration Statement filed with the Commission on January 18, 2006, and incorporated herein by reference.

(2) Filed as Exhibits to our Form SB-2/A Registration Statement filed with the Commission on March 21, 2006, and incorporated herein by reference.

(3) Filed as Exhibits to our Form 10K-SB report filed with the Commission on March 16, 2007, and incorporated herein by reference.

(4) Filed as Exhibits to our Form 10K-SB report filed with the Commission on March 28, 2008, and incorporated herein by reference.

(5) Filed as Exhibits to our Form 8-K report filed with the Commission on August 13, 2009, and incorporated herein by reference.

* Filed Herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DAQING M&H PETROLEUM, INC.

Date: January 13, 2010	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary

	By:	/s/ Yongjun Wang
Yongjun Wang
President and Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Linan Gong	Chief Executive Officer	January 13, 2010
Linan Gong	and Secretary

/s/ Dehai Yin	Chief Financial Officer	January 13, 2010
Dehai Yin	and Chief Accounting Officer

/s/ Yongjun Wang	President and Chairman	January 13, 2010
Yongjun Wang

/s/ Haimiao Sun	Director	January 13, 2010
Haimiao Sun

/s/ Changming Zhang	Director	January 13, 2010
Changming Zhang