Form 10-Q
period 2009-12-31
CHINA DAQING M&H PETROLEUM, INC.
filed 2010-02-16
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to ____________

China Daqing M&H Petroleum, Inc.
(Exact name of registrant as specified in its charter)

Nevada	000-31469	20-2388650
(State of Other Jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer I.D. No.)

 Jianqiao Road third Floor, Song Yuan City
Economic and Technology Development District
Jilin Province, P.R. China 138000
 (Address of principal executive offices)

212-232-0120
(Registrant’s telephone number including area code)

Fleurs De Vie Inc.
c/o American Union Securities
100 Wall Street - 15th Floor, New York, NY 10005
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,857,000 shares of common stock, par value $0.001 per share, outstanding as of February 16, 2010.

CHINA DAQING M&H PETROLEUM, INC.

FORM 10-Q

December 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,973	$160,606
Accounts receivable	3,693,747	3,399,101
Inventories	671,604	38,564
Loan receivable - related party	104,289	86,553
Loan receivable - other	-	88,020
Prepaid exenses and sundry current assets	42,874	129,236

TOTAL CURRENT ASSETS	4,539,487	3,902,080

PROPERTY AND EQUIPMENT:
Oil Property and equipment, net of accummulated depletion	21,046,500	21,392,042
Rental Property, net of accummulated amortization	81,686	102,107
Other Property and equipment, net of accummulated depreciation	70,125	76,331
TOTAL PROPERTY AND EQUIPMENT	21,198,311	21,570,480

TOTAL ASSETS	$25,737,798	$25,472,560

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,086,607	$8,812,421
Other payables and accrued liabilities	2,149,809	2,196,533
Other Loans payable	1,861,131	1,834,138
Due to shareholders	944,087	567,941
Deferred income taxes	477,518	297,208

TOTAL CURRENT LIABILITIES	13,519,152	13,708,241

LONG-TERM DEBT	5,178,510	5,178,510

SHAREHOLDERS' EQUITY

Preferred stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	61,884	61,884
Retained earnings	6,141,310	5,714,118
Accumulated other comprehensive income	120,454	120,365

TOTAL SHAREHOLDERS' EQUITY	6,355,505	5,928,224

NONCONTROLLING INTEREST IN SUBSIDIARY	684,631	657,585

TOTAL EQUITY	7,040,136	6,585,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,737,798	$25,472,560

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended December 31,
	2009	2008
REVENUES:
Oil sales	$565,736	$501,476
Subrental income	831,619	830,428
Sales of steel and steel related products	-	793,728
TOTAL REVENUES	1,397,355	2,125,632

COST OF SALES

Oil production cost	184,676	66,986
Government oil surcharge	70,940	91,620
Depletion	180,909	129,515
	436,525	288,121
Subrental expense	20,417	20,388
Steel and related products	-	784,043
TOTAL COST OF SALES	456,942	1,092,552

GROSS PROFIT	940,413	1,033,080

OPERATING EXPENSES:
General and administrative expenses	148,647	133,202

INCOME FROM OPERATIONS	791,766	899,878

Interest Expense, net of interest income	157,260	79,562

NET INCOME BEFORE INCOME TAXES	634,506	820,316

Income taxes	180,273	230,403

NET INCOME	454,233	589,913

Noncontrolling interest in subsidiary	27,041	34,560

INCOME ATTRIBUTABLE TO THE COMPANY	427,192	555,353

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	89	(29,657)

COMPEHENSIVE INCOME	$427,281	$525,696

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	31,857,000	31,857,000
DILUTED	31,857,000	31,857,000

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427,192	$555,353
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, oil and gas properties	180,909	129,515
Depreciation, rental and other property and equipment	26,623	27,427
Minority interest	27,041	34,560
Deferred Income taxes	180,273	230,778

Changes in operating assets and liabilities:
Accounts receivable	(294,586)	2,378,776
Inventories	(409,710)	(102,842)
Prepaid expenses and other current assets	86,344	(60,832)
Accounts payable	(725,666)	(2,326,490)
Other payables and accrued liabilities	(46,715)	(1,479,403)

NET CASH USED IN OPERATING ACTIVITIES	(548,295)	(613,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil and gas properties	(58,638)	(133,295)
Loan (to) payment from related party	(17,732)	(642,092)
Loan (to) payment from others	88,002	(179,406)
		-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,632	(954,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loan from shareholders	376,069	(2,007,437)
Proceeds of other borrowings	26,987	3,584,352

NET CASH PROVIDED BY FINANCING ACTIVITIES	403,056	1,576,915

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(26)	(38,224)

DECREASE IN CASH	(133,633)	(29,260)

CASH - BEGINNING OF PERIOD	160,606	43,661

CASH - END OF PERIOD	$26,973	$14,401

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(UNAUDITED)

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

ADCI was organized under the laws of the State of Delaware on October 29, 2007.  ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”). Daqing Yueyu, incorporated on November 9, 2007 under the laws of People’s Republic of China (“China”), is engaged in the sale of steel and steel related products (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Sublease”), in Jilin Province, China. Jilin Yifeng develops, extracts and sells crude oil pursuant to a twenty year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on January 3, 2002 with China National Petroleum Corporation (“PetroChina”), a corporation organized and existing under the laws of the Peoples Republic of China. Jilin Yifeng has the right to explore, develop and extract oil in the Jilin Oil Region, China. Pursuant to the Oil Lease, during the first ten years, the Company sells oil to PetroChina at a 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at a 40% discount to market price. In addition, the Oil Lease requires that all oil extracted from this location be sold to PetroChina.  In addition, Jilin Yifeng subleased 63% of the property under the oil lease pursuant to Daqing Haihang Oil Field Development Company.  The lease expires in December 2010 and provides for annual fixed subrental income of RMB 24,000,000 (approximately $3,520,800 based on December 31, 2009 exchange rate).

On September 10, 2009, our Board of Directors approved a change in our fiscal year to September 30.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 filed on January 13, 2010.

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

Impairment of long lived assets

The Company accounts for the impairment of long-live assets in accordance with FASB issued accounting standards regarding impairment or disposal of long-lived assets. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of December 31, 2009, there were no significant impairments of its long-lived assets used in operations.

Recent accounting pronouncements

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

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The guidance is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010.  The Company does not expect the adoption will have a material impact on its consolidated financial statements.

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
$3,825,309

3           PROPERTY AND EQUIPMENT

Oil and gas properties

A summary of oil and gas properties at December 31 and September 30, 2009 is as follows:

	Dec. 31, Sept. 30,
	2009	2009
Oil and gas properties, proven reserves	$24,529,124	$24,470,474
Less: accumulated depletion	3,482,624	3,078,432
Oil and gas properties, net	21,046,500	21,392,042

 Rental properties

A summary of oil and gas properties at December 31 and September 30, 2009 is as follows:

	Dec. 31 Sept. 30,
	2009	2009
Rental properties - drill rights	$245,058	$245,057
Less: accumulated depreciation	163,372	142,950
Rental properties, net	$81,686	$102,107

Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		Dec. 31, Sept. 30,
	Life	2009	2009
Transportation equipment	5 years	$115,173	$115,173
Furniture, fixtures and equipment	5 years	7,190	7,190
Subtotal		122,363	122,363
Less: accumulated depreciation		52,238	46,032
Other property and equipment, net		$70,125	$76,331

4           LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of a loan to a 5% owner of Jilin Yifeng, bearing no interest and due on August 11, 2011.

5           LOAN RECEIVABLE – OTHER

Loan receivable consists of a loan to an unrelated company bearing no interest and due on September 9, 2010. The loan was paid off this quarter.

6           OTHER LOANS PAYABLE

As of December 31 and September 30, 2009, the outstanding balance on other loans payable were $1,861,131 and $1,834,138, respectively, and these loans consisted of the following:

	December 31,	September 30,
	2009	2009
Due to former shareholders (see Note 2), non-interest bearing and payable on demand.	$1,758,933	$1,758,933
Loan from unrelated company, with no interest, due upon demand.	102,198	75,205

Total other loans payable	$1,861,131	$1,834,138

7           DUE TO SHAREHOLDERS

As of December 31 and September 30, 2009, we had total borrowings from shareholders in the amount of $944,087 and $567,941, respectively, and these loans consisted of the following:

	December 31,	September 30,
	2009	2009
Due to shareholders, bear interest at Bank of China 1-year rate (5.4% at Dec. 31 and Sept. 30, 2009), due no later than December 10, 2010	$888,789	$512,643
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due by December 10, 2010	55,298	55,298

Total due to shareholders	$944,087	$567,941

8           LONG-TERM DEBT

Long-term debts consist of the following:

	December 31,	September 30,
	2009	2009
Loan from Bank of Jilin, bears interest at 5.85‰ per month, due on March 16, 2011	$5,134,500	5,134,500
Note payable to a supplier, bears interest at 10% per annum, due in November, 2011	44,010	44,010

Total long-term debt	$5,178,510	$5,178,510

9           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation.

The Company operates in three reportable segments which are the extraction and sale of crude oil, the purchase and sale of drilling materials and subleasing.

The following table presents financial information about the Company’s reportable segments as of and for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009			2008
	Extraction and		Sale of steel &	Extraction and		Sale of steel &
	sale of crude oil	Subrental	related products	sale of crude oil	Subrental	related products
Net revenues	$565,736	$831,619	$-	$501,476	$830,428	$793,728
Operating income (loss)	1,195	808,702	(18,131)	103,691	807,540	(11,352)
Identifiable assets	25,652,549	81,686	287	22,493,521	163,372	665,453

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

Our 100% owned subsidiary DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”) is engaged in the sale of steel and steel related products, and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) acquired on November 28, 2007, is engaged in the business of extraction and sale of crude oil and subleasing of oil fields (the “Subrental”). Since 2003, Jilin Yifeng has been engaged in the development of oil wells and extracting oil from the Miao 14 oilfield blocks (“Miao 14”). Miao 14 covers 19.8 square kilometers, of which 15.6 square kilometers are oil-bearing areas. The geological reserve is 6.07 million tons in this area, which include proven oil reserves of 5.35 million tons. The thickness of the crust increases from 300 meters to 360 meters, inclining from the west to the east. Oil is found from 1,500 meters to 1,700 meters below sea level. Miao 14 is located in Song Yuan City of Jilin Province, China, at the intersection of Nenjiang River and Songhua River. The Chang Bai Railway and highway south of the oilfield provides the Company with convenient access to transportation for the delivery of crude oil.

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

Since January 2006 Jilin Yifeng has entered into a few oilfield sublease agreements (“the Agreement?? with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). According to the Agreement, Jilin Yifeng subleases 63% out of its overall oilfield of 19.8 square kilometers to Daqing Haihang for the period from January 2007 to December 31, 2010. As prescribed in the Agreement, Daqing Haihang, a limited liability company founded and registered in China, owns the necessary knowledge and construction equipments of both exploring and extracting crude oil. During the effective term of the Agreement, Daqing Haihang needs to carry out and be responsible for the obligations to PetroChina from Jilin Yifeng, and all production of Daqing Haihang could only be distributed to PetroChina, in compliance with the description of the Agreement.

The oilfield property the Company subleased to Daqing Haihang, accounts for about 63% of the overall area of Miao 14 oilfield, or 12.5 square kilometers, whereas the Company, Jilin Yifeng operates on the other 7.3 square kilometers during the effective term of the Agreement. The geological reserve for the area is 6.07 million tons of oil, which include proven oil reserves of 5.35 million tons. As of February 2002, the company’s operating ratio out of total reserve is about 1.97 million tons. The following table sets forth the information of the oilfield reserves and our output for the periods indicated.

Remaining Oil reserves we acquired (in tons) as of			Our Production (in tons)
September 30 2008	September 30, 2009	December 31, 2009	From November 28, 2007 to September 30, 2008	From October 1, 2008 to September 30, 2009	From October 1, 2009 to December 31, 2009
1.92 million	1.91 million	1.91 million	9,863	14,544	3,201

As of the end of 2005, Jilin Yifeng had 57 working oil wells, and produced approximately 44,000 tons or 314,160 barrels of crude oil from 2002 to 2005.

From 2006 to 2007, Jilin Yifeng was not able to explore for new oil wells due to a lack of capital resources. In addition, due to limited working capital, during these two years, output of oil was at a lower level compared to previous years.

As of September 30, 2008 and 2009, Jilin Yifeng had 91 producing oil wells. Of these oil wells, 34 wells were developed in 2008.

As of December 31, 2009, our number of producing oil wells remained unchanged compared to September 30, 2009. There were no newly developed oil wells from October 1, 2009 to December 31, 2009. The primary reason is the dramatic decrease in the price of crude oil. Consequently, the lower price of oil has limited the demand for new oil well exploration. We are unable to predict when this trend will reverse itself.

Results of Operations – For the Three Months Ended December 31, 2009 and 2008

All of the Company’s sales were generated within China. PetroChina is the only and exclusive customer for our crude oil products. Substantially, all accounts receivable are due from PetroChina. We operate three reportable segments: extraction and sale of crude oil (“Extraction”), subleasing of oil fields (“Subrental”) and sale of steel and steel related products (“Steel”).

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

The following table presents financial information about the Company’s reportable segments for the three months ended December 31, 2009 and 2008 (unaudited):

	For the Three Months Ended December 31,
	2009				2008
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$565,736	$831,619	$-	$1,397,355	$501,476	$830,428	$793,728	$2,125,632
Gross profit	$129,211	$811,202	$-	$940,413	$213,355	$810,040	$9,685	$1,033,080
Gross margin	23%	98%	-	67%	43%	98%	1%	49%

	Percentage Change between the Three Months ended
	December 31, 2009 and 2008
	Extraction	Subrental	Steel	Total
Revenue	13%	0.14%	-100%	-34%
Gross profit	-39%	0.14%	-100%	-9%

Revenues.

Revenues for the three months ended December 31, 2009 totaled $1,397,355 as compared to $2,125,632 for the same period in 2008, a decrease of $728,277 or 34%. The decrease was due to the fact that we didn’t have any steel trading activities in our Steel segment this period.

For the three months ended December 31, 2009, the sale of crude oil generated net sales of $565,736, an increase of 13% as compared to the same period in 2008. The increase was due to more oil was sold during current period, partially offset by lower selling price as compared to the same period last year.

We produced 3,201 tons (or 23,415 barrels) of oil for the three months ended December 31, 2009 as compared to 4,489 tons (or 32,837 barrels) of oil during the same period in 2008. We do not recognize sales until PetroChina has accepted delivery of the oil.

As a result, during the three months ended December 31, 2009, the Company sold approximately 1,433 tons or 10,482 barrels to PetroChina, and for the three months December 31, 2008, approximately 1,006 tons or 7,359 barrels were sold to PetroChina. However, the average selling price to PetroChina per barrel was $58.39 for the period ended December 31, 2009, as compared to $76.51 per barrel for the period ended December 31, 2008. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

Our subrental income is fixed in RMB by contract with Daqing Haihang and the slight change in USD term was due to currency exchange rate effect.

For the three months ended December 31, 2009, prices of steel and related products remained stable in the Chinese market thus we didn’t engage in any trading activities in our Steel segment during current period. For the three months ended December 31, 2008, our steel trading activities generated $793,728 in revenue.

Cost of Sales.

Cost of sales totaled $456,942 for the three months ended December 31, 2009, a decrease of $635,610 or 58% as compared to the same period in 2008. Cost of sales for our three business segments amounted to $436,525 for Extraction segment, $20,417 for Subrental segment, and $0 for Steel segment. The decrease was due to no activities in our Steel segment this period.

The breakdown of cost of sales from the Extraction segment of $436,525 or 96% of our total cost of sales is as follows:

	Three Months Ended December 31,
Cost of sales of crude oil	2009	2008	% Change
Oil production costs	$184,676	$66,986	176%
Government oil surcharge	70,940	91,620	-23%
Depletion	180,909	129,515	40%
Subtotal	$436,525	$288,121	52%

As compared to the period earlier, the oil surcharge paid to the Chinese government decreased because of much lower oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. Our oil production and depletion costs increased in correlation with the increase of the amount of oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $940,413 for the period, as compared to $1,033,080 for the same period last year, of which $129,211 were contributed by Extraction, $811,202 by Subrental and $0 by Steel. Gross profit decreased by $92,667 or 9% as compared to last period, primarily because of lower gross profit on Extraction segment despite increased sales in the segment. Gross margin of the Extraction segment decreased from 43% in last period to 23% this period primarily because of lower price for sale of crude oil, coupled with higher oil production costs. The average selling price to PetroChina per barrel was $58.39 this period, as compared to $76.51 per barrel for the period ended December 31, 2008.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 67% this period as compared to 49% last year. The increase was because we didn’t have any activities in the low-margin Steel segment this period.

General & Administrative Expenses.

Operating expenses for the three months ended December 31, 2009 was $148,647, an increase of $15,445 or 12% compared with the three months ended December 31, 2008. For the three months ended December 31, 2009, our general and administrative expenses include salary expense of $40,656, office expense of $16,784, entertainment expense of $15,511, supplies $5,579, travel expense of $11,906, repair and maintenance $19,872, insurance $4,161, governmental mineral resource fee $5,657, totaling more than 80% of our overall operating expenses for the three months ended December 31, 2009. The following is a comparison breakdown of operating expenses for the three months ended December 31, 2009 and 2008, respectively.

	For the Three Months Ended December 31,
General & Administrative Expenses	2009	% Total	2008	% Total	% Change
Salary	$40,656	27%	$41,518	31%	-2%
Office Expense	16,784	11%	17,090	13%	-2%
Entertainment Expense	15,511	10%	11,669	9%	33%
Supplies	5,579	4%	19,706	15%	-72%
Travel Expense	11,906	8%	6,803	5%	75%
Repair and Maintenance	19,872	13%	1,033	1%	1824%
Insurance	4,161	3%	4,274	3%	-3%
Mineral Resource Expense	5,657	4%	518	0%	993%
Other Expenses	28,521	19%	30,591	23%	-7%
Total	$148,647	100%	$133,202	100%	12%

Income from operations.

Income from operations for three months ended December 31, 2009 totaled $791,766 and consisted of operating income generated by three segments. It represents a decrease of $108,112 or 12% as compared to the three months ended December 31, 2008. The decrease is primarily due to decreased operating income from the Extraction segment because of lower oil selling price. The details are as follows:

	Income (loss) from Operations
Segment	Q1, 2010	Q1, 2009
Extraction	$1,195	$103,691
Subrental	808,702	807,540
Steel	(18,131)	(11,352)

Total	$791,766	$899,879

Net Income.

We generated net income of $427,192 after minority interest for the three months ended December 31, 2009, a decrease of $128,161 or 23% as compared to net income for the three months ended December 31, 2008. The decrease in net income is primarily a result of decreased income from our Extraction segment and increase in interest expense. Our net margin was 31%, up from 26% for the same period last year.

Liquidity and Capital Resources

On December 31, 2009, we had cash of $26,973 and working capital deficit of $8,979,665. The working capital deficit was primarily due to our accounts payable of $8,086,607. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows used in operating activities were $548,294 for the three months ended December 31, 2009, improved from net cash flows of $613,158 used in operating activities in last period. This was due primarily to less reduction of accounts payable and other payables and accrued liabilities in this period, partially offset by increase in accounts receivable.

 Net cash flows provided by investing activities was $11,632 for the three months ended December 31, 2009, as compared to net cash flow used of $954,793 for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil and gas equipments and exploitation and development of oil and gas properties. During this period, we invested $58,638 in exploration and development of oil and gas properties, as compared to $133,295 for the same period last year.

Net cash flows provided by financing activities was $403,057 for the three months ended December 31, 2009, primarily as a result of the proceeds of loan from shareholder. For the same period last year, we borrowed $3,584,352 from unrelated parties and paid down $2,007,437 to shareholder loans.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 1 of our financial statements included in this quarter report on Form 10-Q for the three months ended December 31, 2009. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our first fiscal quarter of 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2009.

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

CHINA DAQING M&H PETROLEUM, INC.

Date: February 16, 2010	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary

	By:	/s/ Dehai Yin
Dehai Yin
Chief Financial Officer & Chief Accounting Officer

	By:	/s/ Yongjun Wang
Yongjun Wang
President and Chairman of the Board of Directors