Form 10-Q
period 2010-05-24
CHINA DAQING M&H PETROLEUM, INC.
filed 2010-05-24
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,857,000 shares of common stock, par value $0.001 per share, outstanding as of May 24, 2010.

CHINA DAQING M&H PETROLEUM, INC.

FORM 10-Q

March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed & Reserved)
Item 5.	Other Information
Item 6.	Exhibits

PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$20,351	$160,606
Accounts receivable	2,038,492	3,399,101
Inventories	355,517	38,564
Loan receivable - related party	250,989	86,553
Loan receivable - other	287,876	88,020
Prepaid exenses and sundry current assets	66,164	129,236

TOTAL CURRENT ASSETS	3,019,389	3,902,080

PROPERTY AND EQUIPMENT:
Oil Property and equipment, net of accummulated depletion	22,730,873	21,392,042
Rental Property, net of accummulated amortization	61,264	102,107
Other Property and equipment, net of accummulated depreciation	73,284	76,331
TOTAL PROPERTY AND EQUIPMENT	22,865,421	21,570,480

TOTAL ASSETS	$25,884,810	$25,472,560

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,931,936	$8,812,421
Other payables and accrued liabilities	2,680,175	2,196,533
Current portion of long-term debt	5,134,500	-
Other Loans payable	1,758,933	1,834,138
Due to shareholders	375,499	567,941
Deferred income taxes	791,286	297,208

TOTAL CURRENT LIABILITIES	17,672,329	13,708,241

LONG-TERM DEBT	-	5,178,510

SHAREHOLDERS' EQUITY

Preferred stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	61,884	61,884
Retained earnings	7,253,695	5,714,118
Accumulated other comprehensive income	120,786	120,365

TOTAL SHAREHOLDERS' EQUITY	7,468,222	5,928,224

NONCONTROLLING INTEREST IN SUBSIDIARY	744,259	657,585

TOTAL EQUITY	8,212,481	6,585,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,884,810	$25,472,560

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
REVENUES:
Oil sales	$2,243,987	$651,631	$2,809,723	$1,152,944
Subrental income	831,506	830,769	1,663,124	1,661,197
Sales of steel and steel related products	-	-	-	793,891
TOTAL REVENUES	3,075,493	1,482,400	4,472,847	3,608,032

COST OF SALES

Oil production cost	252,226	164,389	436,902	231,213
Government oil surcharge	333,292	88,422	404,231	180,042
Depletion	654,616	352,279	835,525	481,794
	1,240,134	605,090	1,676,658	893,049
Subrental expense	20,415	20,397	40,832	40,785
Steel and related products	-	-	-	784,204
TOTAL COST OF SALES	1,260,549	625,487	1,717,490	1,718,038

GROSS PROFIT	1,814,944	856,913	2,755,357	1,889,994

OPERATING EXPENSES:
General and administrative expenses	149,503	106,495	298,150	239,697

INCOME FROM OPERATIONS	1,665,441	750,418	2,457,207	1,650,297

Interest Expense, net of interest income	96,901	55,550	254,161	135,112

NET INCOME BEFORE INCOME TAXES	1,568,540	694,868	2,203,046	1,515,185

Income taxes	396,545	197,213	576,819	427,616

NET INCOME	1,171,995	497,655	1,626,227	1,087,569

Noncontrolling interest in subsidiary	59,610	29,582	86,650	64,142

INCOME ATTRIBUTABLE TO THE COMPANY	1,112,385	468,073	1,539,577	1,023,427

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	332	34,180	421	4,523

COMPEHENSIVE INCOME	$1,112,717	$502,253	$1,539,998	$1,027,950

BASIC AND DILUTED EARNINGS PER SHARE	$0.04	$0.02	$0.05	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	31,857,000	31,857,000	31,857,000	31,857,000
DILUTED	31,857,000	31,857,000	31,857,000	31,857,000

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,539,577	$1,023,427
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, oil and gas properties	835,525	481,794
Depreciation, rental and other property and equipment	53,185	52,518
Minority interest in subsidiary income	86,650	64,142
Deferred Income taxes	493,944	309,677

Changes in operating assets and liabilities:
Accounts receivable	1,360,238	1,200,908
Inventories	(316,865)	(47,746)
Prepaid expenses and other current assets	63,054	46,771
Accounts payable	(1,879,972)	(2,675,687)
Other payables and accrued liabilities	483,510	(1,110,646)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,718,846	(654,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil and gas properties	(2,173,991)	(157,473)
Acquisition of other property and equipment	(9,307)	-
Loan (to) payment from related party	(164,391)	-
Loan (to) payment from others	(199,802)	(41,080)

NET CASH USED IN INVESTING ACTIVITIES	(2,547,491)	(198,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loan from shareholders	(192,389)	518,145
Proceeds of other borrowings	(119,182)	293,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(311,571)	811,145

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(39)	2,895

DECREASE IN CASH	(140,255)	(39,355)

CASH - BEGINNING OF PERIOD	160,606	43,602

CASH - END OF PERIOD	$20,351	$4,247

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

ADCI was organized under the laws of the State of Delaware on October 29, 2007.  ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”). Daqing Yueyu, incorporated on November 9, 2007 under the laws of People’s Republic of China (“China”), is engaged in the sale of steel and steel related products (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Sublease”), in Jilin Province, China. Jilin Yifeng develops, extracts and sells crude oil pursuant to a twenty year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on January 3, 2002 with China National Petroleum Corporation (“PetroChina”), a corporation organized and existing under the laws of the Peoples Republic of China. Jilin Yifeng has the right to explore, develop and extract oil in the Jilin Oil Region, China. Pursuant to the Oil Lease, during the first ten years, the Company sells oil to PetroChina at a 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at a 40% discount to market price. In addition, the Oil Lease requires that all oil extracted from this location be sold to PetroChina.  In addition, Jilin Yifeng subleased 63% of the property under the oil lease pursuant to Daqing Haihang Oil Field Development Company.  The lease expires in December 2010 and provides for annual fixed subrental income of RMB 24,000,000 (approximately $3,520,800 based on March 31, 2010 exchange rate).

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

In November 2009, the FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts “Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted the related guidance as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted the standards. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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
$3,825,309

3           PROPERTY AND EQUIPMENT

                            Oil and gas properties

A summary of oil and gas properties at March 31, 2010 and September 30, 2009 is as follows:

	Mar. 31, Sept. 30,
	2010	2009
Oil and gas properties, proven reserves	$26,645,058	$24,470,474
Less: accumulated depletion	3,914,185	3,078,432
Oil and gas properties, net	22,730,873	21,392,042

                            Rental properties

A summary of rental properties at March 31, 2010 and September 30, 2009 is as follows:

	Mar. 31,	Sept. 30,
	2010	2009
Rental properties - drill rights	$245,058	$245,057
Less: accumulated depreciation	183,794	142,950
Rental properties, net	$61,264	$102,107

                            Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		Mar. 31,	Sept. 30,
	Life	2010	2009
Transportation equipment	5 years	$115,173	$115,173
Furniture, fixtures and equipment	5 years	16,500	7,190
Subtotal		131,673	122,363
Less: accumulated depreciation		58,389	46,032
Other property and equipment, net		$73,284	$76,331

4           LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of a loan to a 5% owner of Jilin Yifeng, bearing no interest and due on August 31, 2011.

5           LOAN RECEIVABLE – OTHER

Loan receivable consists of a loan to an unrelated company bearing no interest and due on September 14, 2011.

6           OTHER LOANS PAYABLE

As of March 31, 2010 and September 30, 2009, the outstanding balance on other loans payable were $1,758,933 and $1,834,138, respectively, and these loans consisted of the following:

	March 31,	September 30,
	2010	2009
Due to former shareholders (see Note 2), non-interest bearing and payable on demand.	$1,758,933	$1,758,933
Loan from unrelated company, with no interest, due upon demand.	-	75,205

Total other loans payable	$1,758,933	$1,834,138

7           DUE TO SHAREHOLDERS

As of March 31, 2010 and September 30, 2009, we had total borrowings from shareholders in the amount of $375,499 and $567,941, respectively, and these loans consisted of the following:

	March 31,	September 30,
	2010	2009
Due to shareholders, bear interest at Bank of China 1-year rate (5.4% at Mar. 31, 2010 and Sept. 30, 2009), due no later than December 10, 2010	$320,201	$512,643
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due by December 10, 2010	55,298	55,298

Total due to shareholders	$375,499	$567,941

8           LONG-TERM DEBT

Long-term debts consist of the following:

	March 31,	September 30,
	2010	2009
Loan from Bank of Jilin, bears interest at 5.85‰ per month, due on March 16, 2011	$5,134,500	5,134,500
Note payable to a supplier, bears interest at 10% per annum, due in November, 2011	-	44,010

Total	$5,134,500	5,178,510
Less: current portion	5,134,500	-
	-	5,178,510

As of March 31, 2010, the loan from Bank of Jilin for $5,134,500 is due within one year and become current, thus it’s reclassified to current liability on the Balance Sheet.

9           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation.

The Company operates in three reportable segments which are the extraction and sale of crude oil, the purchase and sale of drilling materials and subrental.

The following table presents financial information about the Company’s reportable segments as of and for the six months ended March 31, 2010 and 2009 (unaudited):

	Six Months Ended March 31,
	2010			2009
	Extraction and		Sale of steel &	Extraction and		Sale of steel &
	sale of crude oil	Subrental	related products	sale of crude oil	Subrental	related products
Net revenues	$2,809,723	$1,663,124	$-	$1,152,944	$1,661,197	$793,891
Operating income (loss)	874,384	1,617,293	(34,470)	54,391	1,615,853	(19,947)
Identifiable assets	25,817,554	61,264	2,716	22,287,035	142,756	145,455

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”).

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

Remaining Oil reserves we acquired (in tons) as of			Our Production (in tons)
September 30 2008	September 30, 2009	March 31, 2010	From November 28, 2007 to September 30, 2008	From October 1, 2008 to September 30, 2009	From October 1, 2009 to March 31, 2010
1.92 million	1.91 million	1.90 million	9,863	14,544	6,639

As of the end of 2005, Jilin Yifeng had 57 working oil wells, and produced approximately 44,000 tons or 314,160 barrels of crude oil from 2002 to 2005.

From 2006 to 2007, Jilin Yifeng was not able to explore for new oil wells due to a lack of capital resources. In addition, due to limited working capital, during these two years, output of oil was at a lower level compared to previous years.

As of September 30, 2008 and 2009, Jilin Yifeng had 91 wells in total including 6 injection wells. Of these wells, 34 wells were developed in 2008.

As of March 31, 2010, we had a total of 95 wells as compared to 91 as of September 30, 2009. For the period ended March 31, 2010, we developed 4 new oil wells and also converted 19 existing wells to injection wells, making our total injection wells to 25. The conversion is a common technique in oil drilling and the purpose of it is to restore underground pressure by water injection thus increase oil drilling productivity on oil wells.

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

Results of Operations – For the Three Months Ended March 31, 2010 and 2009

The following table presents financial information about the Company’s reportable segments for the three months ended March 31, 2010 and 2009 (unaudited):

	For the Three Months Ended March 31,
	2010				2009
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$2,243,987	$831,506	$-	$3,075,493	$651,631	$830,769	$-	$1,482,400
Gross profit	$1,003,853	$811,091	$-	$1,814,944	$46,541	$810,372	$-	$856,913
Gross margin	45%	98%	-	59%	7%	98%	-	58%

	Percentage Change between the Three Months ended
	March 31, 2010 and 2009
	Extraction		Subrental	Steel	Total
Revenue	244%		0.09%	-	107%
Gross profit	2057	%	0.09%	-	112%

Revenues.

Revenues for the three months ended March 31, 2010 totaled $3,075,493 as compared to $1,482,400 for the same period in 2009, an increase of $1,593,093 or 107%. The increase was due to we had more sales generated in our Extraction segment this period.

For the three months ended March 31, 2010, the sale of crude oil generated net sales of $2,243,987, an increase of 244% as compared to the same period in 2009. The increase was due to more oil was sold during current period and the average selling price was also higher as compared to the same period last year.

During the three months ended March 31, 2010, the Company sold 5,206 tons or 38,082 barrels of oil to PetroChina, and for the three months March 31, 2009, approximately 2,745 tons or 20,080 barrels of oil were sold to PetroChina. Furthermore, the average selling price to PetroChina per barrel was $73.93 for the three months ended March 31, 2010, as compared to $40.46 per barrel for the three months ended March 31, 2009. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

Our subrental income is fixed in RMB by contract with Daqing Haihang and the slight change in USD term was due to currency exchange rate effect.

For both the three months ended March 31, 2010 and 2009, we didn’t engage in any trading activities in our Steel segment.

Cost of Sales.

Cost of sales totaled $1,260,549 for the three months ended March 31, 2010, an increase of $635,062 or 102% as compared to the same period in 2009, approximately in line with the increase in sales. Cost of sales for our three business segments amounted to $1,240,134 for the Extraction segment, $20,415 for Subrental segment, and $0 for Steel segment. The increase was due to more oil sold in our Exaxtion segment this period.

The breakdown of cost of sales from the Extraction segment of $1,240,134 or 98% of our total cost of sales is as follows:

	Three Months Ended March 31,
Cost of sales of crude oil	2010	2009	% Change
Oil production costs	$252,226	$164,389	53%
Government oil surcharge	333,292	88,422	277%
Depletion	654,616	352,279	86%
Subtotal	$1,240,134	$605,090	105%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased because of much higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. Our oil production and depletion costs increased in correlation with the increase of the amount of oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $1,814,944 for the period, as compared to $856,913 for the same period last year, of which $1,003,853 were contributed by Extraction, $811,091 by Subrental and $0 by Steel. Gross profit decreased by $958,031or 112% as compared to last period, primarily because of more oil being sold and higher selling price in Extraction segment. Gross margin of the Extraction segment increased from 7% in last period to 45% this period primarily because of higher price for sale of crude oil. The average selling price to PetroChina per barrel was $73.93 this period, as compared to $40.46 per barrel for the three months ended March 31, 2009.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 59% this period as compared to 57.8% for the same period last year. The increase was because higher oil price resulted in higher gross margin in the Extraction segment.

General & Administrative Expenses.

Operating expenses for the three months ended March 31, 2010 was $149,503, an increase of $43,008 or 40% compared with the three months ended March 31, 2009. For the three months ended March 31, 2010, our general and administrative expenses include salary expense of $42,142, office expense of $19,135, entertainment expense of $1,185, supplies $10,062, travel expense of $1,336, repair and maintenance $17,507, insurance $5,359, governmental mineral resource fee $22,440, totaling 80% of our overall operating expenses for the three months ended March 31, 2010. The following is a comparison breakdown of operating expenses for the three months ended March 31, 2010 and 2009, respectively.

	For the Three Months Ended March 31,
General & Administrative Expenses	2010	% Total	2009	% Total	% Change
Salary	$42,142	28%	$34,977	33%	20%
Office Expense	19,135	13%	5,712	5%	235%
Entertainment Expense	1,185	1%	5,950	6%	-80%
Supplies	10,062	7%	5,763	5%	75%
Travel Expense	1,336	1%	9,140	9%	-85%
Repair and Maintenance	17,507	12%	696	1%	2416%
Insurance	5,359	4%	5,968	6%	-10%
Mineral Resource Expense	22,440	15%	6,514	6%	244%
Other Expenses	30,337	20%	31,775	30%	-5%
Total	$149,503	100%	$106,495	100%	40%

Income from operations.

Income from operations for three months ended March 31, 2010 totaled $1,665,441 and consisted of operating income generated by three segments. It represents an increase of $915,023 or 122% as compared to the three months ended March 31, 2009. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price this period. The details are as follows:

	Income (loss) from Operations
Segment	Q2, 2010	Q2, 2009
Extraction	$873,189	$(49,300)
Subrental	808,591	808,313
Steel	(16,339)	(8,595)

Total	$1,665,441	$750,418

Net Income.

We generated net income of $1,112,385 after non-controlling interest for the three months ended March 31, 2010, an increase of $644,312 or 138% as compared to net income for the three months ended March 31, 2009. The increase in net income is primarily a result of increased income from our Extraction segment. Our net margin was 36%, up from 32% for the same period last year, primarily due to higher oil selling price this period.

Results of Operations – For the Six Months Ended March 31, 2010 and 2009

The following table presents financial information about the Company’s reportable segments for the Six months ended March 31, 2010 and 2009 (unaudited):

	For the Six Months Ended March 31,
	2010				2009
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$2,809,723	$1,663,124	$-	$4,472,847	$1,152,944	$1,661,197	$793,891	$3,608,032
Gross profit	$1,133,065	$1,622,293	$-	$2,755,358	$259,895	$1,620,412	$9,687	$1,889,994
Gross margin	40%	98%	-	62%	23%	98%	1%	52%

	Percentage Change between the Six Months ended
	March 31, 2010 and 2009
	Extraction	Subrental	Steel	Total
Revenue	144%	0.12%	-100%	24%
Gross profit	336%	0.12%	-100%	46%

Revenues.

Revenues for the six months ended March 31, 2010 totaled $4,472,848 as compared to $3,608,032 for the same period in 2009, an increase of $864,815 or 24%. The increase was due to we had more sales generated in our Extraction segment this period.

For the six months ended March 31, 2010, the sale of crude oil generated net sales of $2,809,723, an increase of 144% as compared to the same period in 2009. The increase was due to more oil was sold during current period and the average selling price was also higher as compared to the same period last year.

During the six months ended March 31, 2010, the Company sold 6,639 tons or 48,564 barrels of oil to PetroChina, and for the six months March 31, 2009, approximately 3,751 tons or 27,439 barrels of oil were sold to PetroChina. Furthermore, the average selling price to PetroChina per barrel was $71.97 for the six months ended March 31, 2010, as compared to $43.05 per barrel for the six months ended March 31, 2009. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

Our subrental income is fixed in RMB by contract with Daqing Haihang and the slight change in USD term was due to currency exchange rate effect.

For the six months ended March 31, 2010, we didn’t engage in any trading activities in our Steel segment during current period. For the six months ended March 31, 2009, our steel trading activities generated $793,891 in revenue.

Cost of Sales.

Cost of sales totaled $1,717,490 for the six months ended March 31, 2010, an decrease of $548 as compared to the same period in 2009. Cost of sales for our three business segments amounted to $1,676,658 for the Extraction segment, $40,832 for Subrental segment, and $0 for Steel segment. The decrease was due to no steel trading activities during current period as compared to the same period last year.

The breakdown of cost of sales from the Extraction segment of $1,676,658 or 98% of our total cost of sales is as follows:

	Six Months Ended March 31,
Cost of sales of crude oil	2010	2009	% Change
Oil production costs	$436,902	$231,213	89%
Government oil surcharge	404,231	180,042	125%
Depletion	835,525	481,794	73%
Subtotal	$1,676,658	$893,049	88%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased because of much higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. Our oil production and depletion costs increased in correlation with the increase of the amount of oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $2,755,357 for the period, as compared to $1,889,994 for the same period last year, of which $1,133,065 were contributed by Extraction, $1,622,292 by Subrental and $0 by Steel. Gross profit increased by $865,363 or 46% as compared to last period, primarily because of more oil being sold and higher selling price in Extraction segment. Gross margin of the Extraction segment increased from 23% in last period to 40% this period primarily because of higher price for sale of crude oil. The average selling price to PetroChina per barrel was $71.97 this period, as compared to $43.05 per barrel for the six months ended March 31, 2009.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 62% this period as compared to 52% for the same period last year. The increase was because higher oil price resulted in higher gross margin in the Extraction segment and there was no trading activities in the low-margin Steel segment in current period.

General & Administrative Expenses.

Operating expenses for the six months ended March 31, 2010 was $298,150, an increase of $58,453 or 24% compared with the six months ended March 31, 2009, approximately in line with the increase in our sales. For the six months ended March 31, 2010, our general and administrative expenses include salary expense of $82,799, office expense of $35,919, entertainment expense of $16,697, supplies $15,641, travel expense of $13,242, repair and maintenance $37,380, insurance $9,520, governmental mineral resource fee $28,097, totaling 80% of our overall operating expenses for the six months ended March 31, 2010. The following is a comparison breakdown of operating expenses for the six months ended March 31, 2010 and 2009, respectively.

	For the Six Months Ended March 31,
General & Administrative Expenses	2010	% Total	2009	% Total	% Change
Salary	$82,799	28%	$76,494	32%	8%
Office Expense	35,919	12%	22,803	10%	58%
Entertainment Expense	16,697	6%	17,619	7%	-5%
Supplies	15,641	5%	25,469	11%	-39%
Travel Expense	13,242	4%	15,943	7%	-17%
Repair and Maintenance	37,380	13%	1,729	1%	2062%
Insurance	9,520	3%	10,242	4%	-7%
Mineral Resource Expense	28,097	9%	7,031	3%	300%
Other Expenses	58,855	20%	62,367	26%	-6%
Total	$298,150	100%	$239,697	100%	24%

Income from operations.

Income from operations for six months ended March 31, 2010 totaled $2,457,207 and consisted of operating income generated by three segments. It represents an increase of $806,910 or 49% as compared to the six months ended March 31, 2009. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price for current period. The details are as follows:

	Income (loss) from Operations
Segment	Q1-Q2, 2010	Q1-Q2, 2009
Extraction	$874,384	$54,391
Subrental	1,617,293	1,615,853
Steel	(34,470)	(19,947)

Total	$2,457,207	$1,650,297

Net Income.

We generated net income of $1,539,576 after non-controlling interest for the six months ended March 31, 2010, an increase of $516,149 or 50% as compared to net income for the six months ended March 31, 2009. The increase in net income is primarily a result of increased income from our Extraction segment. Our net margin was 34%, up from 28% for the same period last year, primarily due to higher oil selling price this period.

Liquidity and Capital Resources

On March 31, 2010, we had cash $20,351 and working capital deficit of $14,652,940. The working capital deficit was primarily due to our accounts payable of $6,931,936 and long-term bank loan of $5,134,500 that became current as of this period. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows provided by operating activities were $2,718,846 for the six months ended March 31, 2010, improved from net cash flows of $654,842 used in operating activities in the same period last year. This was due primarily to increased net income, less reduction of accounts payable and increase in other payables and accrued liabilities during this period.

Net cash flows used in investing activities was $2,547,491 for the six months ended March 31, 2010, as compared to net cash flow used of $198,553 for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil and gas equipments and exploitation and development of oil and gas properties. During this period, we invested $2,173,991 in exploration and development of oil and gas properties, as compared to $157,473 for the same period last year.

Net cash flows used in financing activities was $311,571 for the six months ended March 31, 2010, primarily as a result of repayment of loans from shareholder and third party. For the same period last year, we borrowed $811,145 from shareholder and unrelated parties.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Notes 1 of our financial statements included in this quarter report on Form 10-Q for the six months ended March 31, 2010. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter of our year ending September 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED & RESERVED)

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

CHINA DAQING M&H PETROLEUM, INC.

Date: May 24, 2010	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary

	By:	/s/ Yongjun Wang
Yongjun Wang
President and Chairman of the Board of Directors

By:	/s/ Dehai Yin
Dehai Yin
Chief Financial Officer & Chief Accounting Officer