Form 10-Q
period 2010-06-30
CHINA DAQING M&H PETROLEUM, INC.
filed 2010-08-16
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,857,000 shares of common stock, par value $0.001 per share, outstanding as of August 16, 2010.

CHINA DAQING M&H PETROLEUM, INC.

FORM 10-Q

June 30, 2010

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

PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$176,390	$160,606
Accounts receivable	3,168,288	3,399,101
Inventories	89,548	38,564
Loan receivable - related party	252,016	86,553
Loan receivable - other	101,246	88,020
Prepaid exenses and sundry current assets	22,292	129,236

TOTAL CURRENT ASSETS	3,809,780	3,902,080

PROPERTY AND EQUIPMENT:
Oil Property and equipment, net of accummulated depletion	28,874,706	21,392,042
Rental Property, net of accummulated amortization	41,010	102,107
Other Property and equipment, net of accummulated depreciation	69,493	76,331
TOTAL PROPERTY AND EQUIPMENT	28,985,209	21,570,480

TOTAL ASSETS	$32,794,989	$25,472,560

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,744,971	$8,812,421
Other payables and accrued liabilities	3,204,812	2,196,533
Current portion of long-term debt	5,155,500	-
Other Loans payable	219,477	1,834,138
Due to shareholders	588,331	567,941
Deferred income taxes	1,507,338	297,208

TOTAL CURRENT LIABILITIES	22,420,429	13,708,241

LONG-TERM DEBT	-	5,178,510

SHAREHOLDERS' EQUITY

Preferred stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	61,884	61,884
Retained earnings	9,267,086	5,714,118
Accumulated other comprehensive income	159,636	120,365

TOTAL SHAREHOLDERS' EQUITY	9,520,463	5,928,224

NONCONTROLLING INTEREST IN SUBSIDIARY	854,097	657,585

TOTAL EQUITY	10,374,560	6,585,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,794,989	$25,472,560

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Oil sales	$4,704,353	$1,990,404	$7,514,076	$3,143,131
Subrental income	832,073	831,278	2,495,197	2,492,475
Sales of steel and steel related products	-	-	-	794,108
TOTAL REVENUES	5,536,426	2,821,682	10,009,273	6,429,714

COST OF SALES

Oil production cost	355,334	356,199	792,236	587,199
Government oil surcharge	769,569	56,363	1,173,800	236,405
Depletion	1,288,365	909,286	2,123,890	1,391,080
	2,413,268	1,321,848	4,089,926	2,214,684
Subrental expense	20,428	20,408	61,260	61,193
Steel and related products	-	-	-	784,417
TOTAL COST OF SALES	2,433,696	1,342,256	4,151,186	3,060,294

GROSS PROFIT	3,102,730	1,479,426	5,858,087	3,369,420

OPERATING EXPENSES:
General and administrative expenses	179,270	165,361	477,419	405,058

INCOME FROM OPERATIONS	2,923,460	1,314,065	5,380,668	2,964,362

Interest Expense, net of interest income	93,719	96,698	347,880	231,810

NET INCOME BEFORE INCOME TAXES	2,829,741	1,217,367	5,032,788	2,732,552

Income taxes	709,981	325,787	1,286,800	753,403

NET INCOME	2,119,760	891,580	3,745,988	1,979,149

Noncontrolling interest in subsidiary	106,370	48,868	193,020	113,010

INCOME ATTRIBUTABLE TO THE COMPANY	2,013,390	842,712	3,552,968	1,866,139

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	38,850	7,210	39,270	11,733

COMPEHENSIVE INCOME	$2,052,240	$849,922	$3,592,238	$1,877,872

BASIC AND DILUTED EARNINGS PER SHARE	$0.06	$0.03	$0.11	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC	31,857,000	31,857,000	31,857,000	31,857,000
DILUTED	31,857,000	31,857,000	31,857,000	31,857,000

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,552,968	$1,866,139
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, oil and gas properties	2,123,890	1,391,080
Depreciation, rental and other property and equipment	79,967	84,309
Minority interest	193,020	113,010
Deferred Income taxes	1,203,908	695,329

Changes in operating assets and liabilities:
Accounts receivable	243,702	(41,991)
Inventories	(50,616)	357,955
Prepaid expenses and other current assets	107,027	(2,106,037)
Accounts payable	2,884,513	(790,707)
Other payables and accrued liabilities	995,191	(803,348)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,333,570	765,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil and gas properties	(9,488,435)	(1,641,025)
Acquisition of other property and equipment	(11,585)	0
Cash paid for acquisition, net of cash acquired and promissory note	-	(143,000)
Loan (to) payment from related party	(164,425)	219,795
Loan (to) payment from others	(12,813)	283,349

NET CASH USED IN INVESTING ACTIVITIES	(9,677,258)	(1,280,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loan from shareholders	18,218	99,252
Proceeds (repayment) of other borrowings	(1,659,452)	249,263
Capital contribution		143,660

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,641,234)	492,175

EFFECT OF EXCHANGE RATE CHANGE ON CASH	706	92

INCREASE (DECREASE) IN CASH	15,784	(22,875)

CASH - BEGINNING OF PERIOD	160,606	43,542

CASH - END OF PERIOD	$176,390	$20,667

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

ADCI was organized under the laws of the State of Delaware on October 29, 2007.  ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”). Daqing Yueyu, incorporated on November 9, 2007 under the laws of People’s Republic of China (“China”), is engaged in the sale of steel and steel related products (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Sublease”), in Jilin Province, China. Jilin Yifeng develops, extracts and sells crude oil pursuant to a twenty year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on January 3, 2002 with China National Petroleum Corporation (“PetroChina”), a corporation organized and existing under the laws of the Peoples Republic of China. Jilin Yifeng has the right to explore, develop and extract oil in the Jilin Oil Region, China. Pursuant to the Oil Lease, during the first ten years, the Company sells oil to PetroChina at a 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at a 40% discount to market price. In addition, the Oil Lease requires that all oil extracted from this location be sold to PetroChina.  In addition, Jilin Yifeng subleased 63% of the property under the oil lease pursuant to Daqing Haihang Oil Field Development Company.  The lease expires in December 2010 and provides for annual fixed subrental income of RMB 24,000,000 (approximately $3,535,200 based on June 30, 2010 exchange rate).

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

Impairment of long lived assets

The Company accounts for the impairment of long-live assets in accordance with FASB issued accounting standards regarding impairment or disposal of long-lived assets. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Based on its review, the Company believes that, as of June 30, 2010, there were no significant impairments of its long-lived assets used in operations.

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

In April 2010, the FASB issued ASU 2010-13 “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provision of ASU 2010-13 is not expected to have an impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

2           ACQUISITION OF JILIN YIFENG

Between November 28, 2007 and October 28, 2008, DaQing Yueyu acquired 95% of the capital of Jilin Yifeng. The purchase price for the acquisition was $3,864,600. $1,580,756 was paid in 2008 with the remaining payable upon demand (see Note 6).

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
$3,825,309

3           PROPERTY AND EQUIPMENT

                            Oil and gas properties

A summary of oil and gas properties at June 30, 2010 and September 30, 2009 is as follows:

	June. 30, Sept. 30,
	2010	2009
Oil and gas properties, proven reserves	$34,098,451	$24,470,474
Less: accumulated depletion	5,223,745	3,078,432
Oil and gas properties, net	28,874,706	21,392,042

                          Rental properties

A summary of rental properties at June 30, 2010 and September 30, 2009 is as follows:

	June. 30,	Sept. 30,
	2010	2009
Rental properties - drill rights	$246,060	$245,057
Less: accumulated depreciation	205,050	142,950
Rental properties, net	$41,010	$102,107

                            Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		Jun. 30,	Sept. 30,
	Life	2010	2009
Transportation equipment	5 years	$115,048	$115,173
Furniture, fixtures and equipment	5 years	19,449	7,190
Subtotal		134,497	122,363
Less: accumulated depreciation		65,004	46,032
Other property and equipment, net		$69,493	$76,331

4           LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of a loan to a 5% owner of Jilin Yifeng, bearing no interest and due by August 31, 2011.

5           LOAN RECEIVABLE – OTHER

Loan receivable consists of a loan to an unrelated company bearing no interest and due by September 14, 2011.

6           OTHER LOANS PAYABLE

As of June 30, 2010 and September 30, 2009, the outstanding balance on other loans payable were $219,477 and $1,834,138, respectively, and these loans consisted of the following:

	June 30,	September 30,
	2010	2009
Due to former shareholders (see Note 2), non-interest bearing and payable on demand.	$219,477	$1,758,933
Loan from unrelated company, with no interest, due upon demand.	-	75,205

Total other loans payable	$219,477	$1,834,138

7           DUE TO SHAREHOLDERS

As of June 30, 2010 and September 30, 2009, we had total borrowings from shareholders in the amount of $588,331 and $567,941, respectively, and these loans consisted of the following:

	June 30,	September 30,
	2010	2009
Due to shareholders, bear interest at Bank of China 1-year rate (5.4% at Jun. 30, 2010 and Sept. 30, 2009), due no later than December 10, 2010	$533,033	$512,643
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due by December 10, 2010	55,298	55,298

Total due to shareholders	$588,331	$567,941

8           LONG-TERM DEBT

Long-term debts consist of the following:

	June 30,	September 30,
	2010	2009
Loan from Bank of Jilin, bears interest at 5.85‰ per month, due on March 16, 2011	$5,155,500	5,134,500
Note payable to a supplier, bears interest at 10% per annum, due in November, 2011	-	44,010

Total	$5,155,500	5,178,510
Less: current portion	5,155,500	-
	-	5,178,510

9           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation.

The Company operates in three reportable segments which are the extraction and sale of crude oil, the purchase and sale of drilling materials and subrental.

The following table presents financial information about the Company’s reportable segments as of and for the nine months ended June 30, 2010 and 2009 (unaudited):

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

Overview

Through our subsidiaries, we are engaged in the sale of steel and steel related products (“Steel”), the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (“Subrental??.

Our 100% owned subsidiary DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”) is engaged in the sale of steel and steel related products, and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) acquired on November 28, 2007, is engaged in the business of extraction and sale of crude oil and subleasing of oil fields. Since 2003, Jilin Yifeng has been engaged in the development of oil wells and extracting oil from the Miao 14 oilfield blocks (“Miao 14”). Miao 14 covers 19.8 square kilometers, of which 15.6 square kilometers are oil-bearing areas. The geological reserve is 6.07 million tons in this area, which include proven oil reserves of 5.35 million tons. The thickness of the crust increases from 300 meters to 360 meters, inclining from the west to the east. Oil is found from 1,500 meters to 1,700 meters below sea level. Miao 14 is located in Song Yuan City of Jilin Province, China, at the intersection of Nenjiang River and Songhua River. The Chang Bai Railway and highway south of the oilfield provides the Company with convenient access to transportation for the delivery of crude oil.

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

Remaining Oil reserves we acquired (in tons) as of			Our Production (in tons)
September 30 2008	September 30, 2009	June 30, 2010	From November 28, 2007 to September 30, 2008	From October 1, 2008 to September 30, 2009	From October 1, 2009 to June 30, 2010
1.92 million	1.91 million	1.90 million	9,863	14,544	16,902

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

As of June 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the nine months ended June 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 and injection wells to 25. The conversion is a common technique in oil drilling and the purpose of it is to restore underground pressure by water injection thus increase oil drilling productivity on oil wells.

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

Results of Operations – For the Three Months Ended June 30, 2010 and 2009

The following table presents financial information about the Company’s reportable segments for the three months ended June 30, 2010 and 2009 (unaudited):

Revenues.

Revenues for the three months ended June 30, 2010 totaled $5,536,426 as compared to $2,821,682 for the same period in 2009, an increase of $2,714,744 or 96%. The increase was due to we had more sales generated in our Extraction segment this period.

For the three months ended June 30, 2010, the sale of crude oil generated net sales of $4,704,353, an increase of 136% as compared to the same period in 2009. The increase was due to more oil was sold during current period and the average selling price was also higher as compared to the same period last year.

During the three months ended June 30, 2010, the Company sold 8,211 tons or 60,063 barrels of oil to PetroChina, and for the three months June 30, 2009, approximately 5,602 tons or 40,982 barrels of oil were sold to PetroChina. Furthermore, the average selling price to PetroChina per barrel was $78.05 for the three months ended June 30, 2010, as compared to $50.78 per barrel for the three months ended June 30, 2009. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

Our subrental income is fixed in RMB by contract with Daqing Haihang and the slight change in USD term was due to currency exchange rate effect.

For both the three months ended June 30, 2010 and 2009, we didn’t engage in any trading activities in our Steel segment.

 Cost of Sales.

Cost of sales totaled $2,433,696 for the three months ended June 30, 2010, an increase of $1,091,440 or 81% as compared to the same period in 2009. Cost of sales for our three business segments amounted to $2,413,268 for the Extraction segment, $20,428 for Subrental segment, and $0 for Steel segment. The increase was due to more oil sold in our Extraction segment this period.

The breakdown of cost of sales from the Extraction segment of $2,413,268 or 99% of our total cost of sales is as follows:

As compared to the period earlier, the oil surcharge paid to the Chinese government increased this period because of much higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. The depletion costs increased in correlation with the increase of the amount of oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $3,102,730 for the period, as compared to $1,479,426 for the same period last year, of which $2,291,085 were contributed by Extraction, $811,645 by Subrental and $0 by Steel. Gross profit increased by $1,623,304 or 110% as compared to last period, primarily because of more oil being sold and higher selling price in Extraction segment. Gross margin of the Extraction segment increased from 34% in last period to 49% this period primarily because of higher price for sale of crude oil. The average selling price to PetroChina per barrel was $78.05 this period, as compared to $50.78 per barrel for the three months ended June 30, 2009.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 56% this period as compared to 52% for the same period last year. The increase was because higher oil price resulted in higher gross margin in the Extraction segment.

General & Administrative Expenses.

Operating expenses for the three months ended June 30, 2010 was $179,270, an increase of $13,909 or 8% compared with the three months ended June 30, 2009. For the three months ended June 30, 2010, our general and administrative expenses include salary expense of $31,638, office expense of $2,893, entertainment expense of $1,418, supplies $6,673, travel expense of $2,746, repair and maintenance $9,637, insurance $5,854, governmental mineral resource fee $47,044, totaling 60% of our overall operating expenses for the three months ended June 30, 2010. The following is a comparison breakdown of operating expenses for the three months ended June 30, 2010 and 2009, respectively.

Income from operations.

Income from operations for three months ended June 30, 2010 totaled $2,923,460 and consisted of operating income generated by three segments. It represents an increase of $1,609,395 or 122% as compared to the three months ended June 30, 2009. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price this period. The details are as follows:

Net Income.

We generated net income of $2,013,390 after non-controlling interest for the three months ended June 30, 2010, an increase of $1,170,678 or 139% as compared to net income for the three months ended June 30, 2009. The increase in net income is primarily a result of increased income from our Extraction segment. Our net margin was 36%, up from 30% for the same period last year, primarily due to higher oil selling price this period.

Results of Operations – For the Nine Months Ended June 30, 2010 and 2009

The following table presents financial information about the Company’s reportable segments for the nine months ended June 30, 2010 and 2009 (unaudited):

Revenues.

Revenues for the nine months ended June 30, 2010 totaled $10,009,273 as compared to $6,429,714 for the same period in 2009, an increase of $3,579,559 or 56%. The increase was due to we had more sales generated in our Extraction segment this period.

For the nine months ended June 30, 2010, the sale of crude oil generated net sales of $7,514,076, an increase of 139% as compared to the same period in 2009. The increase was due to more oil was sold during current period and the average selling price was also higher as compared to the same period last year.

During the nine months ended June 30, 2010, the Company sold 13,522 tons or 98,911 barrels of oil to PetroChina, and for the nine months ended June 30, 2009, approximately 8,603 tons or 62,932 barrels of oil were sold to PetroChina. Furthermore, the average selling price to PetroChina per barrel was $74.00 for the nine months ended June 30, 2010, as compared to $52.58 per barrel for the nine months ended June 30, 2009. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

Our subrental income is fixed in RMB by contract with Daqing Haihang and the slight change in USD term was due to currency exchange rate effect.

For the nine months ended June 30, 2010, we didn’t engage in any trading activities in our Steel segment during current period. For the nine months ended June 30, 2009, our steel trading activities generated $794,108 in revenue.

Cost of Sales.

Cost of sales totaled $4,151,186 for the nine months ended June 30, 2010, an increase of $1,090,892 or 36% as compared to the same period in 2009. Cost of sales for our three business segments amounted to $4,089,926 for the Extraction segment, $61,260 for Subrental segment, and $0 for Steel segment. The increase was due to more oil sold in the Extraction segment, partially offset by no activities in the Steel segment during current period as compared to the same period last year.

The breakdown of cost of sales from the Extraction segment of $4,089,926 or 99% of our total cost of sales is as follows:

As compared to the period earlier, the oil surcharge paid to the Chinese government increased significantly because of much higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. Our oil production and depletion costs increased in correlation with the increase of the amount of oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $5,858,087 for the period, as compared to $3,369,420 for the same period last year, of which $3,424,150 were contributed by Extraction, $2,433,937 by Subrental and $0 by Steel. Gross profit increased by $2,488,667 or 74% as compared to last period, primarily because of more oil being sold and higher selling price in Extraction segment. Gross margin of the Extraction segment increased from 30% in last period to 46% this period primarily because of higher price for sale of crude oil. The average selling price to PetroChina per barrel was $74.00 this period, as compared to $52.58 per barrel for the nine months ended June 30, 2009.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 59% this period as compared to 52% for the same period last year. The increase was because higher oil price resulted in higher gross margin in the Extraction segment and there was no trading activities in the low-margin Steel segment in current period.

General & Administrative Expenses.

Operating expenses for the nine months ended June 30, 2010 was $477,419, an increase of $72,362 or 18% compared with the nine months ended June 30, 2009. For the nine months ended June 30, 2010, our general and administrative expenses include salary expense of $114,436, office expense of $38,812, entertainment expense of $18,115, supplies $22,313, travel expense of $15,988, repair and maintenance $47,017, insurance $15,374, governmental mineral resource fee $75,141, totaling 73% of our overall operating expenses for the nine months ended June 30, 2010. The following is a comparison breakdown of operating expenses for the nine months ended June 30, 2010 and 2009, respectively.

Income from operations.

Income from operations for nine months ended June 30, 2010 totaled $5,380,668 and consisted of operating income generated by three segments. It represents an increase of $2,416,307 or 82% as compared to the nine months ended June 30, 2009. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price for current period. The details are as follows:

Net Income.

We generated net income of $3,552,968 after non-controlling interest for the nine months ended June 30, 2010, an increase of $1,686,828 or 90% as compared to net income for the nine months ended June 30, 2009. The increase in net income is primarily a result of increased income from our Extraction segment. Our net margin was 35%, up from 29% for the same period last year, primarily due to higher oil selling price this period.

Liquidity and Capital Resources

On June 30, 2010, we had cash $176,390 and working capital deficit of $18,610,649. The working capital deficit was primarily due to our accounts payable of $11,744,971 and long-term bank loan of $5,155,500 that became current as of this period. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows provided by operating activities were $11,333,570 for the nine months ended June 30, 2010, improved from net cash flow of $765,739 provided by operating activities in the same period last year. This was due primarily to increased net income, increases in accounts payable to drilling companies and accrued income taxes, and reduction in advance payment to suppliers as compared to the same period last year. During current period, we developed 30 new wells and converted 19 injection wells. According to contract with drilling companies, 70% of drilling expense is due within six months of development, 25% is due in next three months, with the remaining 5% due after one year of development as quality assurance.

Net cash flows used in investing activities was $9,677,258 for the nine months ended June 30, 2010, as compared to net cash flow used of $1,280,881 for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil and gas equipments and exploitation and development of oil and gas properties. During this period, we invested $9,488,435 in exploration and development of oil and gas properties, as compared to $1,641,025 for the same period last year.

Net cash flows used in financing activities was $1,641,234 for the nine months ended June 30, 2010, primarily as a result of repayment of loans from former shareholder and other borrowings. We repaid former shareholder $1,540,245 this period. For the same period last year, we borrowed $348,515 from shareholder and unrelated parties.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this quarter report on Form 10-Q for the nine months ended June 30, 2010. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter of our year ending September 30, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA DAQING M&H PETROLEUM, INC.

Date: August 16, 2010	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary

	By:	/s/ Yongjun Wang
Yongjun Wang
President and Chairman of the Board of Directors

By:	/s/ Dehai Yin
Dehai Yin
Chief Financial Officer & Chief Accounting Officer