Form 10-K
period 2010-09-30
CHINA DAQING M&H PETROLEUM, INC.
filed 2011-01-05
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-31469

CHINA DAQING M&H PETROLEUM, INC.
 (Name of small business issuer in its charter)

Nevada	20-2388650
(State of organization)	(I.R.S. Employer Identification No.)

Jianqiao Road third Floor, Song Yuan City, Economic and Technology
Development District Jilin Province, China, Zip code: 138000
 (Address of principal executive offices)

(406) 282-3188
(Registrant's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of December 31, 2010 based upon the closing price reported for such date was $16,015,570.

As of January 5, 2011, the registrant had 31,857,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PAGE
PART I
ITEM 1.	Business
ITEM 1A.	Risk Factors
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	(Removed and Reserved)

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A(T).	Controls and Procedures

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accounting Fees and Services

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules
SIGNATURES

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

On August 11, 2009, we acquired 100% of the outstanding capital stock of American D&C Investment, Inc., a Delaware corporation (“ADCI”). ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“DaQing Yueyu”), a corporation organized under the laws of People’s Republic of China. DaQing Yueyu is engaged in resale of oil drilling equipment and accessories and oilfield underground technology services  (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Sublease”), in Jilin Province. All of Jilin Yifeng’s business is currently in China.  In connection with the closing of the transaction on August 11, 2009, FDVI issued to the shareholders of ADCI 30,000,000 shares of FDVI Common Stock.  Yongjun Wang resigned as our Chief Financial Officer and Chief Accounting Officer, and Changming Zhang resigned as our President and Chief Executive Officer, but remain as directors of the Company.   Haimiao Sun was appointed a director of the Company.  In addition, the following persons were appointed as officers of the Company: Yongjun Wang, as President, Linan Gong, as Chief Executive Officer and Secretary, and Dehai Yin as Chief Financial and Accounting Officer.

On August 31, 2009, we filed with the Nevada Secretary of State a Certificate of Amendment to our Articles of Incorporation to change the name of the corporation to “China Daqing M&H Petroleum, Inc.” On September 10, 2009, our Board of Directors approved a change in the Registrant’s fiscal year. The new fiscal year ends on September 30.

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

In February 2002, we signed an Exclusive Business Cooperation Agreement with PetroChina Jilin Oilfield Company, a subsidiary of PetroChina Group, a corporation organized and existing under the laws of the People’s Republic of China (“PetroChina”), and the biggest crude oil supplier in China. After reaching the agreement, we initiated our business in January of 2003. During the first year, we drilled 19 oil wells. As of the end of 2005, we had 52 working oil wells, and had produced a total of 29,000 tons of crude oil during the period from 2003 to 2005.

From 2006 to 2007, we were not able to explore for new oil wells due to a lack of capital resources. As a result of our limited working capital during these two years, our output of oil was at a lower level compared to previous years.

In November 2007, DaQing Yueyu Oilfield Underground Technology Services Co., Ltd and DaQing Chunyiyuan Trade & Economy Co., Ltd. acquired 95% and 5% of the equity of Jilin Yifeng respectively. Our new shareholders provided an infusion of capital and enabled us to explore for new wells in 2008. As of September 30, 2009, we had 85 producing oil wells and 6 injection wells. Of these oil wells, 33 wells were developed in the calendar year 2008.

As of September 30, 2009, our number of producing oil wells remained unchanged compared to September 30, 2008. There were no newly developed oil wells from October 1, 2008 to September 30, 2009. The primary reasons were a lack of sufficient working capital, and the low price of crude oil which limited the demand for new oil well exploration.

As of September 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the year ended September 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 (including 95 producing wells and 1 bailing well) and injection wells to 25.

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

Distribution Channels

Exclusive Business Cooperation Agreement: Pursuant to a 20-year Exclusive Business Cooperation Agreement entered into by and among Jilin Yifeng and PetroChina in February 2002, we have the right to explore, develop and produce oil at Miao 14 and are responsible for the well logging, drill-stem testing and core sampling.

Production

The Company commenced formal operation in 2003, after reaching an Exclusive Business Cooperation Agreement with Petro China Jilin Oilfield Company. From 2003 to 2005 we developed 52 wells, and produced 29,000 tons of crude oil during this period.

During the period from 2006 to early 2008, the Company suffered a downturn in results as there was not sufficient funding available for the Company to explore new wells. In the oil exploring business, it is critically important to have new well resources, since new wells are generally more productive and profitable than the old ones.

Below is the chart showing the Company’s output from 2006 to September 30, 2010 (unit: ton):

For the year ended September 30, 2010, the company’s output of crude oil was 28,829 tons.

Customers

The Company sells all its crude oil to PetroChina Jilin Oilfield on an exclusive basis. This agreement concludes in February 2022.

Facilities, Oil Properties and Activities

We currently own no real estate property. We lease our offices and land spaces from third parties under lease agreements which expire on December 5, 2011. Our office space totals approximately 5,704 square feet, and is located at Jianqiao Road, third floor, Song Yuan City, Economic and Technology Development District, Jilin Province. We rend it for an annual rent of ¥120,000 RMB (approximately $17,964) from December 6, 2009 until December 5, 2011.

As of September 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the year ended September 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 (including 95 producing wells and 1 bailing well) and injection wells to 25. The conversion is a common technique in oil drilling and the purpose of it is to restore underground pressure by water injection thus increase oil drilling productivity on oil wells. In addition, there were 95 traditional sucker-rod pumping machines in operation.

All of the Company’s crude oil production is exclusively sold to PetroChina Jilin Oilfield Company. Transportation expenses are limited and well-controlled. From October 1, 2009 to September 30, 2010, the Company incurred transportation expenses of approximately $49,382. This represents only 0.31% of our total net sales for the year ended September 30, 2010.

Industry and Market Overview

As shown in the graph below, the consumption of crude oil grew rapidly in the beginning of 21th century in China. During the 1990’s, compared to the annual growth rate of 1.67% in production, the annual growth rate in China’s crude oil consumption was 5.77%. Most recently, according to China National Bureau of Statistics, China’s crude oil consumption for the first ten months of 2010 was 393.38 million tons, up 13.77% from the same period last year.

Crude Oil Production of China and the world from 2002 to September 2010

November 2010 International Petroleum Monthly
Posted: December 24, 2010
(Thousand Barrels per Day)
	China	World
2002 Average	3,390	67,162
2003 Average	3,409	69,434
2004 Average	3,485	72,493
2005 Average	3,609	73,737
2006 Average	3,673	73,461
2007 Average	3,729	73,012
2008 Average	3,790	73,697
2009 Average	3,799	72,314
2010 9-month Average (until September 30, 2010)	4,038	73,416

Currently, China is the second largest energy consumer in the world, after the United States. The demand for crude oil in China resulted from economic growth and industrial development, which is expected to continue at an increasing rate for the next ten years. The booming economic environment attracts international manufacturers to set up production facilities in China for lower labor costs and operational expenses. Meanwhile, the fast growth in the Chinese automobile market is another significant factor affecting crude oil demand. It is reported that China's automobile manufacturing output amounted to 13,082,700 for the first 9 months of 2010, up 36.1% over the same period last year. Thus, the upward trend of crude oil consumption is expected to continue for at least the next five years in China.

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

Employees

We currently have 127 full-time staff and employees.

Department	Headcount
Management and Administrative	25
Accounting staff	5
Site workers	97
Total	127

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

Since January 2006, Jilin Yifeng has entered into a few oilfield sublease agreements with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). According to current Agreement, Jilin Yifeng subleases 63% out of its overall oilfield of 19.8 square kilometers to Daqing Haihang for the period from January 2007 to December 31, 2010. The lease provides for annual fixed subrental income of RMB 24,000,000 (approximately $3,592,800 based on September 30, 2010 exchange rate), which represents 22% of our total revenues for the year ended September 30, 2010. The current lease will expire on December 31, 2010 and on December 17, 2010, Jilin Yifeng entered a new sublease agreement with Daqing Haihang, which will start on January 1, 2011 and expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,395,200) for the year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,796,400) thereafter till lease expiration. If we are not able to continue to sublease our oilfields to Daqing Haihang or sublease to other companies, our revenues and results of operations will be significantly decreased.

All of our sales are concentrated in only one customer; the loss or termination of our cooperation agreement would have a material adverse impact on our revenues.

Pursuant to a 20-year Exclusive Business Cooperation Agreement entered into by and among Jilin Yifeng and PetroChina in February 2002, we have the right to explore, develop and produce oil at Miao 14 oilfield and are responsible for the well logging, drill-stem testing and core sampling. According to the agreement, we will have priority in resigning the agreement with PetroChina upon expiration of the current one and all of our output is to be sold to PetroChina Jilin Oilfield. Though the chance is small, we cannot guarantee our agreement with PetroChina will not be terminated prematurely. If the relationship with PetroChina is terminated, we will not be able to continue to drill oil in the oilfield designated by the cooperation agreement. A key component of our competitive position is our ability to manage expenses successfully, and maintain long-term cooperation relationship with PetroChina. In addition, management has an understanding with PetroChina that if the price of oil declines below certain levels, then the Company will not produce and deliver oil to PetroChina.

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

ITEM 2. PROPERTY

We currently own no real estate property. We lease our offices and land spaces from third parties under lease agreements which expire on December 5, 2011. Our office space totals approximately 5,704 square feet, and is located at Jianqiao Road, third floor, Song Yuan City, Economic and Technology Development District, Jilin Province. We rent it for an annual rent of ¥120,000 RMB (equal to $17,964) from December 6, 2009 until December 5, 2011.

As of September 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the year ended September 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 (including 95 producing wells and 1 bailing well) and injection wells to 25. The conversion is a common technique in oil drilling and the purpose of it is to restore underground pressure by water injection thus increase oil drilling productivity on oil wells. In addition, there were 95 traditional sucker-rod pumping machines in operation.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was deleted from the OTC Bulletin Board to the Pink Sheets on March 26, 2010. Currently our common stock is traded under the symbol “CHDP.PK” Our common stock is thinly traded and as a result, is subject to extreme fluctuations as shown by the table below.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Bid
YEAR 2006	High Bid	Low Bid
3rd Quarter Ended September 30, 2006 (1)	$0.45	$0.05
4th Quarter Ended December 31, 2006	$0.40	$0.25
YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31, 2007	$1.10	$1.005
2nd Quarter Ended June 30, 2007	$1.75	$1.75
3rd Quarter Ended September 30, 2007	$3.28	$0.342
4th Quarter Ended December 31, 2007	$1.85	$1.10
YEAR 2008	High Bid	Low Bid
1st Quarter Ended March 31, 2008	$2.30	$1.30
2nd Quarter Ended June 30, 2008	$2.30	$0.55
3rd Quarter Ended September 30, 2009	$1.00	$0.40
4th Quarter Ended December 31, 2008	$1.25	$0.35
YEAR 2009	High Bid	Low Bid
1st Quarter Ended March 31, 2009	$1.15	$0.45
2nd Quarter Ended June 30, 2009	$1.10	$1.10
3rd Quarter Ended September 30, 2010	$3.75	$1.01
4th Quarter Ended December 31, 2009	$3.20	$1.01
YEAR 2010	High Bid	Low Bid
1st Quarter Ended March 31, 2010	$1.01	$0.62
2nd Quarter Ended June 30, 2010	$1.00	$1.00
3rd Quarter Ended September 30, 2010	$1.00	$0.03
4th Quarter Ended December 31, 2010	$1.01	$0.03

(1) The first reported sale of the Company’s common stock on the OTC-Bulletin Board was July 10, 2006.

Holders

As of the date hereof, in accordance with our transfer agent records, we had 30 record holders of our 31,857,000 shares of common stock.

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

Penny Stock Regulations

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

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

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” ?癷ntends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

For the purposes of this report, we have calculated there to be 7.315 barrels in 1 ton.

Overview

Through our subsidiaries, we are engaged in resale of oil drilling equipment and accessories and oilfield underground technology services (“Steel”), the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (“Subrental”).

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

Pursuant to a 20-year Exclusive Business Cooperation Agreement entered into between PetroChina and our 95% owned subsidiary Jilin Yifeng in February 2002, we have the right to explore, develop and produce oil at Miao 14 Oilfield and take responsibility for well logging, drill-stem testing and core sampling. Pursuant to the agreement with PetroChina, during the first ten years of this agreement, the Company sells oil to PetroChina at 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at 40% discount to market price.

Since January 2006 Jilin Yifeng has entered into a few oilfield sublease agreements (“the Agreement”) with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). According to the Agreement, Jilin Yifeng subleases 63% out of its overall oilfield of 19.8 square kilometers to Daqing Haihang for the period from January 2007 to December 31, 2010. As prescribed in the Agreement, Daqing Haihang, a limited liability company founded and registered in China, owns the necessary knowledge and construction equipments of both exploring and extracting crude oil. During the effective term of the Agreement, Daqing Haihang needs to carry out and be responsible for the obligations to PetroChina from Jilin Yifeng, and all production of Daqing Haihang could only be distributed to PetroChina, in compliance with the description of the Agreement. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang, which will start on January 1, 2011 and expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,395,200) for the year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,796,400) thereafter till lease expiration.

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

Remaining Oil reserves we acquired (in tons) as of			Our Production (in tons)
September 30 2008	September 30, 2009	September 30, 2010	From November 28, 2007 to September 30, 2008	From October 1, 2008 to September 30, 2009	From October 1, 2009 to September 30, 2010
1.92 million	1.91 million	1.88 million	9,863	14,544	28,829

As of the end of 2005, Jilin Yifeng had 52 working oil wells, and produced approximately 29,000 tons or 212,135 barrels of crude oil from 2002 to 2005.

From 2006 to 2007, Jilin Yifeng was not able to explore for new oil wells due to a lack of capital resources. In addition, due to limited working capital, during these two years, output of oil was at a lower level compared to previous years.

As of September 30, 2008 and 2009, Jilin Yifeng had 91 wells in total including 6 injection wells. Of these wells, 34 wells were developed in 2008.

As of September 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the year ended September 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 (95 producing wells and 1 bailing well) and injection wells to 25. The conversion is a common technique in oil drilling and the purpose of it is to restore underground pressure by water injection thus increase oil drilling productivity on oil wells.

Results of Operations – For the Years Ended September 30, 2010 and 2009

All of the Company’s sales were generated within China. PetroChina is the only and exclusive customer for our crude oil products. We operate three reportable segments: extraction and sale of crude oil (“Extraction”), subleasing of oil fields (“Subrental”) and resale of oil drilling equipment and accessories and oilfield underground technology services (“Steel”).

Our Subrental business segment is limited to the subleasing of Miao 14 and our drilling equipment and materials to Daqing Haihang Oil Field Development Company (“Daqing Haihang”). Current sublease agreement was executed from January 1, 2008 and will expire on December 31, 2010 and provides for annual fixed income of RMB 24 million or approximately $3.5 million dollars. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang, which will start on January 1, 2011 and expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,395,200) for the year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,796,400) thereafter till lease expiration. The subrental to Daqing Haihang includes 63% of our total property including 12.5 square kilometers of oilfield. All oil wells operated by the Company are located at the remaining 7.3 square kilometers oilfield. Under the agreement between the Company and its oilfield leasee, the leasee is able to drill new oil wells, explore, extract oil from the oilfield subleased, and the leasee is also authorized to sell crude oil to a third Party.
The following table presents financial information about the Company’s reportable segments for the years ended September 30, 2010 and 2009:

	For the Years Ended September 30,
	2010				2009
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$12,612,299	$3,527,760	$-	$16,140,059	$4,576,040	$3,517,200	$889,474	$8,982,714
Gross profit	$5,652,064	$3,251,887	$-	$8,903,951	$1,517,429	$3,242,151	$14,666	$4,774,246
Gross margin	45%	92%	-	55%	33%	92%	2%	53%

	Percentage Change between the Years ended
	September 30, 2010 and 2009
	Extraction	Subrental	Steel	Total
Revenue	176%	0.30%	-100%	80%
Gross profit	272%	0.30%	-100%	86%

 Revenues.
Revenues for the year ended September 30, 2010 totaled $16,140,059 as compared to $8,982,714 for the same period in 2009, an increase of $7,157,345 or 80%. The increase was due to we had more sales generated in our Extraction segment this period.

For the year ended September 30, 2010, the sale of crude oil generated net sales of $12,612,299, an increase of 176% as compared to the same period in 2009.  We produced 28,829 tons (or 210,884 barrels) of oil for the year ended September 30, 2010 as compared to 14,544 tons (or 106,389 barrels) of oil during the same period in 2009.

As a result, during the year ended September 30, 2010, the Company sold approximately 23,063 tons or 168,707 barrels to PetroChina, and for the year ended September 30, 2009, approximately 11,598 tons or 84,839 barrels were sold to PetroChina (net of 20% quantity discount per agreement with PetroChina for both periods). The average selling price to PetroChina per barrel was $74.17 and $57.08 for fiscal 2010 and 2009, respectively. According to the agreement between the Company and PetroChina, PetroChina is entitled for 20% discount of the Company’s output during the first 10 years of the agreement term.

For the year ended September 30, 2010, our Subrental segment generated $3,527,760 in revenue, an increase of $10,560 or 0.3% compared to the same period in 2009.  Our subrental income is fixed in RMB by contract with Daqing Haihang and the slight change in USD term was due to currency exchange rate effect.

For the year ended September 30, 2010, we didn’t engage in any trading activities in our Steel segment, while our Steel segment generated $889,474 in revenue during the year 2009.

Cost of Sales.

Cost of sales totaled $7,236,108 for the year ended September 30, 2010, an increase of $3,027,640 or 72% as compared to the same period in 2009. The increase is approximately in line with the increase in our total revenues and mostly due to more oil being sold in our Extraction segment this period. Cost of sales for our three business segments amounted to $6,960,235 for Extraction segment, $275,873 for Subrental segment, and $0 for Steel segment.

The breakdown of cost of sales from our oil extraction and sale segment of $6,960,235 or 96% of our total cost of sales is as follows:

	Years Ended September 30,
Cost of sales of crude oil	2010	2009	% Change
Oil production costs	$1,611,131	$913,036	76%
Government oil surcharge	1,924,084	340,856	464%
Depletion	3,425,020	1,804,719	90%
Subtotal	$6,960,235	$3,058,611	128%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased because of much higher oil prices during the period. Particularly, under a government regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil between $40 and $45 per barrel, 25% between $45 and $50 per barrel, 30% between $50 and $55 per barrel, 35% between $55 and $60 per barrel, and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. The average selling price to PetroChina per barrel was $74.17 and $57.08 for fiscal 2010 and 2009, respectively. Our depletion and production costs increased in correlation with the increase of the amount of oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $8,903,951 for the period as compared to $4,774,246 for the same period last year, of which $5,652,064 were contributed by extraction, $3,251,887 by Subrental and $0 by Steel. Gross profit increased by $4,129,705 or 86% as compared to last period, because of higher sales and margin on extraction segment. Gross margin of the Extraction segment increased from 33% in last period to 45% this period because of higher price for sale of crude oil partially offset by heavier government oil surcharge on higher oil price. Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 55% this period as compared to 53% last year.

General & Administrative Expenses.

Operating expenses for the year ended September 30, 2010 was $492,663, an increase of $49,279 or 11% compared with the year ended September 30, 2009. For the year ended September 30, 2010, our general and administrative expenses include salary expense of $142,827, office expense of $41,163, entertainment expense of $21,602, supplies $30,101, travel expense of $19,840, repair and maintenance of $50,835, insurance of $14,164, totaling 65% of our overall operating expenses for the year ended September 30, 2010. The following is a comparison breakdown of operating expenses for the years ended September 30, 2010 and 2009, respectively.

	For the Years Ended September 30,
General & Administrative Expenses	2010	% Total	2009	% Total	% Change
Salary	$142,827	29%	$157,445	36%	-9%
Office Expense	41,163	8%	33,401	8%	23%
Entertainment Expense	21,602	4%	30,137	7%	-28%
Supplies	30,101	6%	30,318	7%	-1%
Travel Expense	19,840	4%	27,658	6%	-28%
Repair and Maintenance	50,835	10%	29,258	7%	74%
Insurance	14,164	3%	29,603	7%	-52%
Other Expenses	172,131	35%	105,564	24%	63%
Total	$492,663	100%	$443,384	100%	11%

Income (loss) from operations.

Income from operations for year ended September 30, 2010 totaled $8,411,288 and consisted of operating income generated by three segments. It represents an increase of $4,080,427 or 94% as compared to the year ended September 30, 2009. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price this period. The details are as follows:

	Income (loss) from Operations
Segment	FY2010	FY2009
Extraction	$5,213,134	$1,162,150
Subrental	3,241,887	3,232,152
Steel	(41,823)	(60,871)
Corporate	(1,910)	(2,569)
Total	$8,411,288	$4,330,862

Net Income Attributable to the Company.

We generated net income of $5,640,673 after non-controlling interest for the fiscal year ended September 30, 2010, an increase of $2,929,384 or 108% as compared to net income for the year ended September 30, 2009. The increase in net income is primarily a result of increased income from our Extraction segment. Our net margin was 35%, up from 30% for the same period last year, primarily due to higher oil selling price this period.

Liquidity and Capital Resources

On September 30, 2010, we had cash $147,326 and working capital deficit of $13,158,795. The working capital deficit was primarily due to our accounts payable of $7,566,936 and long-term bank loan of $5,239,500 that became current as of this period. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows provided by operating activities were $11,503,718 for the year ended September 30, 2010, improved from net cash flow of $2,190,478 provided by operating activities in the same period last year. This was due primarily to increased net income this period, increase in accrued income taxes, and reduction in accounts receivable as compared to the same period last year.

Net cash flows used in investing activities was $9,616,791 for the year ended September 30, 2010, as compared to net cash flow used of $2,274,883 for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil and gas equipments and exploitation and development of oil and gas properties. During this period, we invested $9,507,840 in exploration and development of oil and gas properties, as compared to $2,603,702 for the same period last year. During the year 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells

Net cash flows used in financing activities was $1,903,159 for the year ended September 30, 2010, primarily as a result of repayment of loans from former shareholder and other borrowings. During the period ended September 30, 2010, we repaid the remaining balance $1,794,903 of the purchase price owed to the former shareholder of Jilin Yifeng. For the same period last year, we borrowed $5,134,500 from bank and repaid $4,939,122 in loans from shareholder and unrelated parties.

Principal demands for liquidity are for acquisition of oil and gas properties, development of new oil wells, working capital and general corporate purposes. The Company’s management believes that, in order to develop additional wells, the Company may consider a number of different financing opportunities including loans and future equity financings. If funding is insufficient at any time in the future, we may be unable to develop additional oil wells, take advantage of other acquisition opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 of our financial statements included in this annual report on Form 10-K for the year ended September 30, 2010. The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The reporting currency of the Company is the US dollar. The functional currency of China Daqing and ADCI is the US dollar. Daqing Yueyu and Jilin Yifeng use their local currency Chinese Renminbi (“RMB”) as their functional currency.

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

The Company follows the full cost method of accounting for its oil property.  Accordingly, all costs incidental to the acquisition, exploration and development of oil property, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized into a single cost center (full cost pool). Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and that are not related to production, general corporate overhead or similar activities, are also capitalized. Major development projects of all oil properties are also capitalized. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense when incurred.

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

In September 2010, FASB issued Accounting Standard Update 2010-25, “Plan Accounting—Defined Contribution Pension Plans (Topic 962): Reporting Loans to Participants by Defined Contribution Pension Plans” or ASU 2010-25. The ASU clarifies how loans to participants should be classified and measured by defined contribution plans and how IFRS compare to these provisions. The amendments in this update are effective for fiscal years ending after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Daqing M&H Petroleum, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Daqing M&H Petroleum, Inc. and Subsidiary as of September 30, 2010 and 2009 and the related consolidated statements of income and other comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Daqing M&H Petroleum, Inc. and Subsidiary as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

 /s/ Paritz & Company, P.A.
Paritz & Company. P.A.

Hackensack, New Jersey
December 23, 2010

F2

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash	$147,326	$160,606
Accounts receivable	2,717,269	3,399,101
Inventories	18,280	38,564
Loan receivable - related party	256,122	86,553
Loan receivable - other	-	88,020
Prepaid exenses and sundry current assets	30,198	129,236

TOTAL CURRENT ASSETS	3,169,195	3,902,080

PROPERTY AND EQUIPMENT:
Oil Property and equipment, net of accummulated depletion	28,024,475	21,392,042
Rental Property, net of accummulated amortization	20,839	102,107
Other Property and equipment, net of accummulated depreciation	62,248	76,331

TOTAL PROPERTY AND EQUIPMENT	28,107,562	21,570,480

TOTAL ASSETS	$31,276,757	$25,472,560

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,566,936	$8,812,421
Other payables and accrued liabilities	3,466,256	2,196,533
Current portion of long-term debt	5,239,500	-
Other Loans payable	-	1,834,138
Loan payable - shareholders	55,298	-

TOTAL CURRENT LIABILITIES	16,327,990	12,843,092

LONG-TERM LIABILITIES:
Long-term debt	-	5,178,510
Loan payable - shareholders	501,436	567,941
Deferred income taxes	1,091,953	297,208

TOTAL LONG-TERM LIABILITIES	1,593,389	6,043,659

SHAREHOLDERS' EQUITY:

Preferred stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	641,801	61,884
Retained earnings	11,354,791	5,714,118
Accumulated other comprehensive income	346,884	120,365

TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	12,375,333	5,928,224

NONCONTROLLING INTERESTS IN SUBSIDIARY	980,045	657,585

TOTAL SHAREHOLDERS' EQUITY	13,355,378	6,585,809

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,276,757	$25,472,560

See notes to financial statements

F3

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME

	For the Year ended September 30,
	2010	2009
REVENUES:
Oil sales	$12,612,299	$4,576,040
Subrental income	3,527,760	3,517,200
Sales of steel and steel related products	-	889,474
TOTAL REVENUES	16,140,059	8,982,714

COST OF SALES:
Oil production costs	1,611,131	913,036
Government oil surcharge	1,924,084	340,856
Depletion	3,425,020	1,804,719
	6,960,235	3,058,611
Subrental expenses	275,873	275,049
Steel and related products	-	874,808
TOTAL COST OF SALES	7,236,108	4,208,468

GROSS PROFIT	8,903,951	4,774,246

OPERATING EXPENSES:
General and administrative expenses	492,663	443,384

INCOME FROM OPERATIONS	8,411,288	4,330,862

Interest expense, net of interest income	444,405	279,674

INCOME BEFORE INCOME TAXES	7,966,883	4,051,188

Income taxes	2,022,791	1,140,686

NET INCOME BEFORE NONCONTROLLING INTERESTS	5,944,092	2,910,502

Less: net income attributable to noncontrolling interests	303,419	199,213

NET INCOME ATTRIBUTABLE TO THE COMPANY	5,640,673	2,711,289

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	245,560	13,139

COMPEHENSIVE INCOME	5,886,233	2,724,428

Less: other comprehensive income attributable to noncontrolling interests	19,041	1,453

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$5,867,192	$2,722,975

BASIC AND DILUTED EARNINGS PER SHARE	$0.18	$0.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,857,000	31,857,000

See notes to financial statements

F4

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	NONCONTROLLING	TOTAL
	NUMBER OF	PAR	PAID-IN	RETAINED	COMPREHENSIVE	INTERESTS	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	IN SUBSIDIARY	EQUITY
BALANCE - SEPTEMBER 30, 2008	31,857,000	$31,857	$114,443	$3,002,829	$108,679	$456,919	$3,714,727

Capital contribution			5,645				5,645
Effect of reverse merger			(58,204)				(58,204)
Net income attributable to the company				2,711,289			2,711,289
Net income attributable to noncontrolling interests						199,213	199,213
Foreign currency translation adjustments					11,686	1,453	13,139

BALANCE - SEPTEMBER 30, 2009	31,857,000	$31,857	$61,884	$5,714,118	$120,365	$657,585	$6,585,809

Capitalization of imputed interest			579,917				579,917

Net income attributable to the company				5,640,673			5,640,673
Net income attributable to noncontrolling interests						303,419	303,419
Foreign currency translation adjustments					226,519	19,041	245,560

BALANCE - SEPTEMBER 30, 2010	31,857,000	$31,857	$641,801	$11,354,791	$346,884	$980,045	$13,355,378

See notes to financial statements

F5

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,640,673	$2,711,289
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, oil properties	3,425,020	1,806,104
Depreciation, rental and other property and equipment	108,816	110,854
Net income attributable to noncontrolling interests	303,419	199,213
Deferred Income taxes	774,390	606,689

Changes in operating assets and liabilities:
Accounts receivable	737,742	(882,503)
Inventories	20,691	371,297
Prepaid expenses and other current assets	120,616	205,394
Accounts payable	(1,399,889)	(2,620,524)
Other payables and accrued liabilities	1,772,240	(317,335)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,503,718	2,190,478

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil properties	(9,507,840)	(2,603,702)
Loan (to) payment from related party	(164,761)	133,361
Acquisition of other property and equipment	(11,608)	-
Loan repayment from others	67,418	195,458

NET CASH USED IN INVESTING ACTIVITIES	(9,616,791)	(2,274,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from shareholders	(21,298)	(4,276,250)
Repayment of other borrowings	(1,881,861)	(662,872)
Proceeds from bank loan	-	5,134,500
Capital contribution	-	5,645

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,903,159)	201,023

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,952	446

INCREASE (DECREASE) IN CASH	(13,280)	117,064

CASH - BEGINNING OF PERIOD	160,606	43,542

CASH - END OF PERIOD	$147,326	$160,606

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income tax	$234,314	$648,105
Interest	$365,167	$-

See notes to financial statements

F6

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

ADCI was organized under the laws of the State of Delaware on October 29, 2007.  ADCI is a holding company that owns 100% of the equity of DaQing YueYu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”). Daqing Yueyu, incorporated on November 9, 2007 under the laws of People’s Republic of China (“China”), is engaged in the sale of steel and steel related products (“Steel”) and through its 95% owned subsidiary Jilin Yifeng Energy Sources Co., Ltd. (“Jilin Yifeng”) is engaged in the business of extraction and sale of crude oil (“Extraction”) and subleasing of oil fields (the “Sublease”), in Jilin Province, China. Jilin Yifeng develops, extracts and sells crude oil pursuant to a twenty year exclusive Cooperative Exploration Contract (the “Oil Lease”) which was entered into on January 3, 2002 with China National Petroleum Corporation (“PetroChina”), a corporation organized and existing under the laws of the Peoples Republic of China. Jilin Yifeng has the right to explore, develop and extract oil in the Jilin Oil Region, China. Pursuant to the Oil Lease, during the first ten years, the Company sells oil to PetroChina at a 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at a 40% discount to market price. In addition, the Oil Lease requires that all oil extracted from this location be sold to PetroChina.  In addition, Jilin Yifeng subleased 63% of the property under the Oil Lease to Daqing Haihang Oil Field Development Company.  The current lease expires in December 2010 and provides for annual fixed subrental income of RMB 24,000,000 (approximately $3,592,800 based on September 30, 2010 exchange rate). On December 17, 2010, Jilin Yifeng entered a new sublease agreement with Daqing Haihang, which will start on January 1, 2011 and expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,395,200) for the year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,796,400) thereafter till lease expiration.

F7

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

Certain amounts included in the 2009 financial statement have been reclassified to conform to the 2010 financial statement presentation.

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

F8

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. Reserve for bad debts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. There is no bad debt expense recorded for the years ended September 30, 2010 or 2009.

Inventories

Inventories, consisting of drill supplies held for use and steel and steel products held for sale, are valued at the lower of cost or market, determined on the first-in, first-out basis.

Oil properties

The Company follows the full cost method of accounting for its oil property.  Accordingly, all costs related to the acquisition, exploration and development of oil property, including costs of undeveloped leasehold, dry holes and leasehold equipment, are capitalized into a single cost center (full cost pool). Internal costs incurred that are directly identified with acquisition, exploration and development activities undertaken by the Company for its own account, and that are not related to production, general corporate overhead or similar activities, are also capitalized. Major development projects of all oil properties are also capitalized. All costs related to production activities, including workover costs incurred solely to maintain or increase levels of production from an existing completion interval, are charged to expense when incurred.

F9

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

Future net revenues are calculated using prices that represent the average price for the 12-month period. Costs included in future net revenues are determined in a similar manner. Prior to December 31, 2009, prices and cost used to calculate future net revenues were those as o the end of the appropriate quarterly period.

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

F10

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

Impairment of long lived assets

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC 360-10-35 regarding impairment or disposal of long-lived assets. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Oil and gas properties accounted for using the full cost method of accounting are excluded from this requirement and are subject to the full cost method impairment rules. Based on its review, the Company believes that, as of September 30, 2010, there were no significant impairments of its long-lived assets used in operations.

F11

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

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

F12

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, accrued expenses and other sundry current liabilities, notes payable and related party advances and borrowings.

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

Income (loss) per common share

Basic income (loss) per common share is computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share is calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of September 30, 2010 and 2009 there were no common stock equivalents outstanding.

F13

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and foreign currency translation gain or loss, net of tax.

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

F14

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

F15

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

In April 2010, the FASB issued ASU 2010-13 Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 updates ASC 718 to codify the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the underlying equity security trades should not be considered to meet the criteria requiring classification as a liability. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The provision of ASU 2010-13 is not expected to have an impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20 "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

F16

2           ACQUISITION OF JILIN YIFENG

Between November 28, 2007 and October 28, 2008, DaQing Yueyu acquired 95% of the capital of Jilin Yifeng. The purchase price for the acquisition was $3,864,600.

In accordance with the purchase method of accounting as prescribed by FASB accounting standards on business combinations, the Company allocated the consideration to the net assets, based on their estimated fair values.

The purchase price was allocated as follows:

Allocation:
Current assets	$1,533,286
Oil properties	8,047,107
Less liabilities assumed	(5,755,084)
$3,825,309

3           PROPERTY AND EQUIPMENT

                      Oil properties

A summary of oil properties at September 30, 2010 and 2009 is as follows:

	SEPTEMBER 30,
	2010	2009
Oil properties, proven reserves	$34,654,026	$24,470,474
Less: accumulated depletion	6,629,551	3,078,432
Oil properties, net	$28,024,475	$21,392,042

F17

 Rental properties

A summary of oil properties at September 30, 2010 and 2009 is as follows:

	SEPTEMBER 30,
	2010	2009
Rental properties - drill rights	$250,069	$245,057
Less: accumulated depreciation	229,230	142,950
Rental properties, net	$20,839	$102,107

Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		SEPTEMBER 30,
	Life	2010	2009
Transportation equipment	5 years	$116,922	$115,173
Furniture, fixtures and equipment	5 years	19,766	7,190
Subtotal		136,688	122,363
Less: accumulated depreciation		74,440	46,032
Other property and equipment, net		$62,248	$76,331

F18

4           LOAN RECEIVABLE – RELATED PARTY

Loan receivable – related party consists of a loan to a 5% owner of Jilin Yifeng, bearing no interest and due on August 31, 2011.

5           LOAN RECEIVABLE – OTHER

Loan receivable consists of a loan to an unrelated company bearing no interest and was paid in full in November 2009.

6           OTHER LOANS PAYABLE

As of September 30, 2010 and 2009, the outstanding balance on other loans payable were $0 and $1,834,138, respectively, and these loans consisted of the following:

	September 30,	September 30,
	2010	2009
Due to former shareholders (see Note 2), non-interest bearing and payable on demand.	$-	$1,758,933
Loan from unrelated company, with no interest, due upon demand.	-	75,205

Total other loans payable	$-	$1,834,138

During the period ended September 30, 2010, we repaid the remaining balance of purchase price owed to the former shareholder of Jilin Yifeng (see Note 2).

F19

7           LONG-TERM DEBT

As of September 30, 2010 and 2009, our long-term debts consist of the following:

	September 30,	September 30,
	2010	2009
Loan from Bank of Jilin, bears interest at 5.85‰ per month, due on March 16, 2011	$5,239,500	$5,134,500
Note payable to a supplier, bears interest at 10% per annum, due in November, 2011	-	44,010

Total	5,239,500	5,178,510
Less: current portion	5,239,500	-
	$-	$5,178,510

8     LOAN PAYABLE – SHAREHOLDERS

As of September 30, 2010 and 2009, we had borrowings from shareholders as shown in the following table:

	September 30,	September 30,
	2010	2009
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due on demand	$55,298	$55,298
Due to shareholders, bear interest at 5.31% per annum, due by October 30, 2011	39,138	25,150
Due to shareholders, bear interest at 5.31% per annum, due by December 31, 2011	166,500	487,493
Due to shareholders, bear interest at 5.31% per annum, due by November 30, 2012	295,798	-
	556,734	567,941
Less: current portion	55,298	-
	$501,436	$567,941

F20

9           INCOME TAXES

Substantially all of the Company’s operations are in China and, effective January 1, 2008, are subject to income taxes at the rate of 25%.  A reconciliation of the United States statutory Federal tax rate of 35% and the effective tax rate is as follows:

	Years ended September 30,
	2010		2009
	Amount	Percentage	Amount	Percentage
Income before income taxes and noncontrolling interests	$7,966,883	100.00%	$4,051,188	100.00%

U.S. statutory Federal rate	2,788,409	35.00%	1,417,916	35.00%
Effect of lower tax rate in China	(797,432)	(10.00)%	(405,119)	(10.00)%
Other	31,814	0.40%	127,889	3.16%
Effective rate	$2,022,791	25.40%	$1,140,686	28.16%

The provision for income taxes are summarized as follows:	Years ended September 30,
	2010	2009
Current	1,248,401	416,622
Deferred	774,390	724,064
Total	2,022,791	1,140,686

The tax effects of temporary differences that give rise to the Company's net deferred tax asset and liabilities as of September 30, 2010 and 2009 are as follows:

Deferred tax assets
Accrued expenses	305,081	298,967
Net loss carry forward	172,633	140,818
Gross deferred tax assets	477,714	439,785
Less: Valuation allowance	172,633	140,818
Net deferred tax assets	305,081	298,967
Deferred tax liabilities
Depreciation and amortization	1,397,034	596,175
Total deferred tax liabilities	1,397,034	596,175
Net deferred tax liabilities	1,091,953	297,208

The Company does not provide for United States income taxes on un-remitted earnings of foreign subsidiaries, as it intends to permanently reinvest these earnings in China.

F21

10    VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRCs political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The Peoples Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China. Approval of foreign currency payments by the Peoples Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders outside of China may be limited.

The Company’s business depends on maintaining licenses of its current products from the China State Food and Drug Administration. Obtaining licenses for additional products can be expensive and is usually time consuming. Failure to obtain the necessary licenses when needed can cause the Company’s business plan to be delayed. If the delays prevent the Company from generating positive cash flow or introducing a significant number of products, there will be a material adverse effect on the Company.

In September 2006, PRC changed the laws regarding transfer of equity in PRC companies in exchange for equity in non-PRC companies. Approvals and registrations for such transfers are required and penalties may be imposed if the requirements are not met.

F22

11     SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

12           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation.

The Company operates in three reportable segments which are the extraction and sale of crude oil, the purchase and sale of drilling materials and subleasing.

The following table presents financial information about the Company’s reportable segments as of and for the years ended September 30, 2010 and 2009:

	Year Ended September 30,
	2010			2009
	Extraction and		Sale of steel &	Extraction and		Sale of steel &
	sale of crude oil	Subrental	related products	sale of crude oil	Subrental	related products
Net revenues	$12,612,299	$3,527,760	$-	$4,576,040	$3,517,200	$889,474
Operating income (loss)	5,213,134	3,241,887	(41,823)	1,162,150	3,232,152	(60,871)
Identifiable assets	31,251,479	20,839	3,072	25,355,549	102,107	11,628

F23

SUPPLEMENTAL INFORMATION ON OIL OPERATION (Unaudited)

The accompanying table presents information concerning the Company’s crude oil producing activities as required by FASB issued accounting standards on Disclosures about Oil and Gas Producing Activities .

(a)	Capitalized costs relating to oil producing activities are as follows:

	AS OF SEPTEMBER 30,
	2010		2009
	Production	Rental	Production	Rental
	Property	Property	Property	Property
Proved crude oil properties	$34,654,026	$250,069	$24,470,474	$245,057
Accumulated depreciation, depletion and amortization	(6,629,551)	(229,230)	(3,078,432)	(142,950)
Net capitalized costs	$28,024,475	$20,839	$21,392,042	$102,107

(b)	Cost incurred in oil property acquisitions, exploration and development activities are as follows:

Property acquisition costs, proved reserves	$8,234,121	$250,069	$8,069,109	$245,057
Property development costs	26,419,905	-	16,401,365	-
	$34,654,026	$250,069	$24,470,474	$245,057

F24

(c)	The results of operations for oil producing activities are as follows:

	For the Years Ended September 30,
	2010	2009
Net sales	$12,612,299	$4,576,040
Production costs	(1,611,131)	(913,036)
Depreciation, depletion and amortization	(3,451,989)	(1,830,686)
Government oil surcharge	(1,924,084)	(340,856)
General and administrative expenses	(411,961)	(329,313)
Income tax expenses	(1,303,283)	(290,537)
Results of operations from oil and gas producing activities
(excluding corporate overhead and financing costs)	$3,909,851	$871,612

 (d)       Estimated quantities of proved oil reserves

The following schedule estimates proved crude oil reserves attributable to the Company. Proved reserves are estimated quantities of oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years during the lease period from known reservoirs under existing economic and operating conditions. Proved developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls). Geological and engineering estimates of proved oil  reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that maybe substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise than other estimates presented in connection with financial statement disclosures.

F25

	For the Years Ended September 30,
	2010	2009
Proved oil reserves (Unit: Bbls)
Balance at beginning of period	6,634,003	6,839,525
Reserves acquired *
Discoveries and extensions		-
Revision of previous estimates	(1,341,610)	(99,133)
Production	(210,884)	(106,389)
Balance at end of period	5,081,509	6,634,003
Proved developed producing reserves	2,298,778	1,978,562
*exclusive of reserves applicable to property subleased

 (e)       Standardized measure

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company’s proved developed reserves for the years ended September 30, 2010 and 2009. Estimated future cash flows were based on independent reserves evaluation by Petro China.   Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at September 30, 2010 and 2009, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company’s recoverable reserves or in estimating future results of operations.

F26

Estimated future net cash flows represent an estimate of future net revenues from the production of proved reserves using current year average sales prices for the year ended September 30, 2010, using year-end price for the year ended September 30, 2009, along with estimates of the operating costs, production taxes and future development and abandonment costs (less salvage value) necessary to produce such reserves. The average price per barrel used at September 30, 2010 was $74.17 and year-end price $69.56 was used on September 30, 2009. No deduction has been made for any indirect costs such as general corporate overhead or interest expense.

Operating costs and production taxes are estimated based on current costs with respect to producing oil properties. Future development costs are based on the best estimate of such costs assuming current economic and operating conditions.

Income tax expense is computed based on applying the appropriate statutory tax rate to the excess of future cash inflows less future production and development costs over the current tax basis of the properties involved, less applicable carry forwards, for both regular and alternative minimum tax.

The future net revenue information assumes no escalation of costs or prices. Future costs and prices could significantly vary from current amounts and, accordingly, revisions in the future could be significant.

Standardized measures of discounted future net cash flows relating to proved oil reserves at September 30, 2010 and 2009 are as follows:

	As of September 30,
	2010	2009
Future cash inflows	$236,804,926	$287,441,791
Future production costs and taxes	(52,355,704)	(41,955,197)
Future development costs	(56,436,810)	(89,893,770)
Future income tax expense	(32,015,832)	(38,898,206)
Future net cash flows	95,996,580	116,694,618
Discount at 10% for timing of cash flows	(36,920,416)	(50,474,126)
Standardized measure of discounted future net cash related to proved reserves	$59,076,164	$66,220,492

F27

Of the Company’s total proved reserves as of September 30, 2010 and 2009, 45.2% and 29.8% were classified as proved developed producing, respectively. All of the Company’s reserves are located in China.

The following table sets forth the changes in the standardized measure of discounted future net cash flows from proved reserves for September 30, 2010:

Balance at beginning period	$66,220,492
Sales and transfer of oil and gas product, net of production costs	(11,001,168)
Changes in prices and production costs	19,951,281
Revision of quantity estimates	(69,987,485)
Changes in estimated future development and acquisition costs	33,456,960
Net changes in income taxes	6,882,374
Accretion of discount	13,553,710
Standardized measure , end of year	$59,076,164

F28

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Linan Gong	38	Chief Executive Officer and Secretary
Dehai Yin	44	Chief Financial Officer and Chief Accounting Officer
Yongjun Wang	56	President and Chairman of the Board of Directors
Haimiao Sun	46	Director
Changming Zhang	55	Director

Linan Gong, Chief Executive Officer and Secretary

Linan Gong has served as our Chief Executive Officer and Secretary since August 2009. He serves as Executive Manager and Secretary of the Board of Directors of Daqing Yueyu Oil Well Technology Services Co., Ltd. since 2006. From 1997 to 2006, Mr. Gong was the Project Vice Manager for Daqing Toutai Oilfield. He served as Clerk for Daqing Petroleum Administration Bureau Investment Company. Mr. Gong holds a Bachelor degree in Finance from Habaluohabarovsk National Univeristy.

Dehai Yin, Chief Financial Officer and Chief Accounting Officer

Dahai Yin has served as our Chief Financial and Accounting Officer since August 2009. He serves as the CFO of Daqing Yueyu Oil Well Technology Services Co., Ltd. since 2007. From 2004 to 2006, he was working as a Senior Partner in Heilongjiang Gaoxin Accounting Firm. Form 2002 to 2003, Mr. Yin served as Justice Appraiser for Heilongjiang Donglian Accounting Firm and focused on assessment of enterprise financial and taxation. From July 1991 to 2001, he worked as Senior Engineer Accountant for Heilongjiang Province Coal Authority Finance Department. Mr. Yin graduated from Liaoning Fuxin Institute of Mining Technology in 1991, and he is a China CPV (Certified Public Valuer) and CTA (Certified Tax Agent).

Yongjun Wang, President & Chairman of the Board of Directors

Yongjun Wang has served as our President since August 2009 and director since November 2007. He was our Chief Financial Officer and Chief Accounting Officer from November 2007 to August 2009. From 2000 to 2006, Mr. Wang was Manager of the Heilongjiang Chengyong Investment Company. Before that, he was Vice Manager of Heilongjiang Securities Company and an official of the Harbin municipal government.

Haimiao Sun, Director

Haimiao Sun has served as our director since August 2009. He serves as General Manager of Daqing Yueyu Oil Well Technology Services Co., Ltd. since 2007. From 2001 to 2006, He worked as Manager for Daqing Petroleum Administration Bureau Kunlun Group. From 1996 to 2001, Mr. Sun serves as Vice Minister for Daqing Petroleum Administration Bureau Propaganda Department. Mr. Sun holds a Bachelor Degree in Mechanical Manufacturing from Harbin Institute of Technology.

Changming Zhang, Director

Changming Zhang has served as our director since November 2007. He served as our our President and Chief Executive Officer from November 2007 to August 2009. Since 2004 Mr. Zhang has been employed as president and incorporator of Harbin D&C Electric Sci-tech Joint Stock Co. Ltd. He graduated from Northeast Forestry University engineering department in 1983 where he earned his bachelor’s degree.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended September 30, 2010 and September 30, 2009. All compensation listed is in US dollars. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Linan Gong, CEO & Secretary	2010	3,750	0	0	0	0	0	0	3,750
	2009	3,750	0	0	0	0	0	0	3,750
Dehai Yin, CFO & CAO	2010	3,750	0	0	0	0	0	0	3,750
	2009	3,750	0	0	0	0	0	0	3,750
Yongjun Wang, President & Chairman (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Haimiao Sun, Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Changming Zhang, Director (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1) Yongjun Wang and Changming Zhang were the Chief Financial Officer and Chief Executive Officer of the Company, respectively, prior to the closing of the Exchange dated August 11, 2009.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through January 4, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending January 4, 2011 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our capital stock, as of January 4, 2011, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

NAME AND ADDRESS OF BENEFICIAL OWNERS	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED PERCENTAGE OF OWNERSHIP(1)	PERCENTAGE OF OWNERSHIP(1)
Linan Gong, CEO and Secretary	0	0%
Dehai Yin CFO	0	0%
Yongjun Wang President and Chairman	10,000,000	31.39%
Haimiao Sun Director	0	0%
Changming Zhang Director	6,000,000	18.83%
All directors and officers as a group (5 persons)	16,000,000	50.22%

(1) Based on 31,857,000 shares of common stock outstanding as of January 4, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 11, 2009, we entered into a share exchange transaction with ADCI. Immediately prior to the transaction our current officers and directors were also the 100% owners of ADCI.  Pursuant to the share exchange agreement, we issued 30,000,000 shares of FDVI common stock to the shareholders of ADCI in exchange for 100% of the issued and outstanding shares of ADCI.  Pursuant to this related party agreement, ADCI became the wholly owned subsidiary of FDVI.

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

On December 10, 2008, FDVI entered into a revolving line of credit with its president and chief executive officer, Mr. Changming Zhang.  Under this arrangement, FDVI can borrow up to $60,000. The note is unsecured and bears no interest. Any unpaid principal is due on demand. Past due amounts will bear interest of 0%. As of September 30, 2010, $4,702 was available for borrowing under the line of credit.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

For the Company’s fiscal years ended September 30, 2010 and September 30, 2009, we were billed approximately $50,000 and $50,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the year ended September 30, 2010 and for the year ended September 30, 2009.

Tax Fees

For the Company’s fiscal years ended September 30, 2010 and September 30, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2010 and September 30, 2009.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-28 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Certificate of Correction (1)
3.3	By-Laws (1)
10.1	Line of Credit with Harold A. Yount, Jr. ($25,000) (1)
10.2	Promissory Note with David M. Love (2)
10.3	Line of Credit with Harold A. Yount, Jr. ($5,000) (3)
10.4	Line of Credit with Changming Zhang ($50,000) (4)
10.5	Share Exchange Agreement by and among Fleurs De Vie, Inc. and American D&C Investment, Inc. and the Shareholders of American D&C Investment, Inc. (5)
14.1	Code of Ethics (4)
21	List of subsidiaries of the Registrant (6)
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as Exhibits to the Form SB-2 Registration Statement filed with the Commission on January 18, 2006, and incorporated herein by reference.

(2) Filed as Exhibits to the Form SB-2/A Registration Statement filed with the Commission on March 21, 2006, and incorporated herein by reference.

(3) Filed as Exhibits to the Form 10K-SB filed with the Commission on March 16, 2007, and incorporated herein by reference.

(4) Filed as Exhibits to the Form 10K-SB filed with the Commission on March 28, 2008, and incorporated herein by reference.

(5) Filed as Exhibits to the Form 8-K filed with the Commission on August 13, 2009, and incorporated herein by reference.

(6) Filed as Exhibits to the Form 10-K filed with the Commission on January 13, 2010, and incorporated herein by reference.

* Filed Herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA DAQING M&H PETROLEUM, INC.

Date: January 5, 2011	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary

	By:	/s/ Yongjun Wang
Yongjun Wang
President and Chairman of the Board of Directors

	By:	/s/ Dehai Yin

 Dehai Yin

 Chief Financial Officer and Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Linan Gong	Chief Executive Officer	January 5, 2011
Linan Gong	and Secretary

/s/ Dehai Yin	Chief Financial Officer	January 5, 2011
Dehai Yin	and Chief Accounting Officer

/s/ Yongjun Wang	President and Chairman	January 5, 2011
Yongjun Wang

/s/ Haimiao Sun	Director	January 5, 2011
Haimiao Sun

/s/ Changming Zhang	Director	January 5, 2011
Changming Zhang