Form 10-Q
period 2010-12-31
CHINA DAQING M&H PETROLEUM, INC.
filed 2011-02-14
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

406-282-3188
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,857,000 shares of common stock, par value $0.001 per share, outstanding as of February 14, 2011.

CHINA DAQING M&H PETROLEUM, INC.

FORM 10-Q

December 31, 2010

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

PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements
CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,128,450	$147,326
Accounts receivable	1,228,181	2,717,269
Inventories	796,041	18,280
Loan receivable - related party	221,619	256,122
Prepaid exenses and sundry current assets	18,197	30,198

TOTAL CURRENT ASSETS	3,392,488	3,169,195

PROPERTY AND EQUIPMENT:
Oil Property and equipment, net of accummulated depletion	27,013,618	28,024,475
Rental Property, net of accummulated amortization	-	20,839
Other Property and equipment, net of accummulated depreciation	59,293	62,248

TOTAL PROPERTY AND EQUIPMENT	27,072,911	28,107,562

TOTAL ASSETS	$30,465,399	$31,276,757

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,077,255	$7,566,936
Other payables and accrued liabilities	3,606,191	3,466,256
Current portion of long-term debt	5,309,500	5,239,500
Loan payable - shareholders	264,290	55,298

TOTAL CURRENT LIABILITIES	14,257,236	16,327,990

LONG-TERM LIABILITIES:
Loan payable - shareholders	161,703	501,436
Deferred income taxes	1,008,904	1,091,953

TOTAL LONG-TERM LIABILITIES	1,170,607	1,593,389

SHAREHOLDERS' EQUITY:

Preferred stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	647,902	641,801
Retained earnings	12,764,344	11,354,791
Accumulated other comprehensive income	525,082	346,884

TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	13,969,185	12,375,333

NONCONTROLLING INTERESTS IN SUBSIDIARY	1,068,369	980,045

TOTAL SHAREHOLDERS' EQUITY	15,037,555	13,355,378

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,465,399	$31,276,757

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended December 31,
	2010	2009
REVENUES:
Oil sales	$2,814,946	$565,736
Subrental income	902,520	880,020
Sales of steel and steel related products	-
TOTAL REVENUES	3,717,466	1,445,756

COST OF SALES:
Oil production costs	268,231	200,500
Government oil surcharge	459,982	70,940
Depletion	745,996	180,909
	1,474,209	452,349
Subrental expenses	70,578	68,818
Steel and related products	-	-
TOTAL COST OF SALES	1,544,787	521,167

GROSS PROFIT	2,172,679	924,589

OPERATING EXPENSES:
General and administrative expenses	90,496	132,823

INCOME FROM OPERATIONS	2,082,183	791,766

Interest expense, net of interest income	100,716	157,260

INCOME BEFORE INCOME TAXES	1,981,467	634,506

Income taxes	497,317	180,273

NET INCOME BEFORE NONCONTROLLING INTERESTS	1,484,151	454,233

Less: net income attributable to noncontrolling interests	74,597	27,041

NET INCOME ATTRIBUTABLE TO THE COMPANY	1,409,553	427,192

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	191,924	89

COMPEHENSIVE INCOME	1,601,478	427,281

Less: other comprehensive income attributable to noncontrolling interests	13,727	6

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$1,587,751	$427,275

BASIC AND DILUTED EARNINGS PER SHARE	$0.04	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,857,000	31,857,000

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,409,553	$427,192
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, oil properties	745,996	180,909
Depreciation, rental and other property and equipment	24,695	26,623
Net income attributable to noncontrolling interests	74,597	27,041
Deferred Income taxes	(96,814)	180,273

Changes in operating assets and liabilities:
Accounts receivable	1,512,520	(294,586)
Inventories	(143,376)	(409,710)
Prepaid expenses and other current assets	(2,742)	86,344
Accounts payable	(2,568,915)	(725,666)
Other payables and accrued liabilities	99,030	(46,715)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,054,545	(548,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil properties	-	(58,638)
Loan (to) payment from related party	37,605	(17,732)
Loan repayment from others	15,042	88,002

NET CASH PROVIDED BY INVESTING ACTIVITIES	52,647	11,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loan from shareholders	(136,281)	376,069
Proceeds of other borrowings	-	26,987

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(136,281)	403,056

EFFECT OF EXCHANGE RATE CHANGE ON CASH	10,212	(26)

INCREASE (DECREASE) IN CASH	981,123	(133,633)

CASH - BEGINNING OF PERIOD	147,326	160,606

CASH - END OF PERIOD	$1,128,450	$26,973

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income tax	$-	$-
Interest	$93,422	$-
Non-cash operating activities:
Depletion expense charged to inventory	$627,580	$223,201

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(UNAUDITED)

1           SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet as of September 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed on January 5, 2011.

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

Certain amounts included in the financial statements for the three months ended December 31, 2009 have been reclassified to conform to the financial statement presentation for the three months ended December 31, 2010.

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
•           Asset retirement obligations;
•           Income taxes

2              INVENTORIES

Inventories, consisting of drill supplies held for use and crude oil, are valued at the lower of cost or market, determined on the first-in, first-out basis. A breakdown of inventories as of December 31, 2010 and September 30, 2010 is as follows:

	December 31,	September 30,
	2010	2010
Drill supplies	$17,463	$18,280
Crude oil	778,578	-
Total Inventories	$796,041	$18,280

3           PROPERTY AND EQUIPMENT

                      Oil properties

A summary of oil properties at December 31, 2010 and September 30, 2010 is as follows:

	December 31, September 30,
	2010	2010
Oil properties, proven reserves	$35,117,006	$34,654,026
Less: accumulated depletion	8,103,388	6,629,551
Oil properties, net	$27,013,618	$28,024,475

 Rental properties

A summary of rental properties at December 31, 2010 and September 30, 2010 is as follows:

	December 31, September 30,
	2010	2010
Rental properties - drill rights	$253,410	$250,069
Less: accumulated depreciation	253,410	229,230
Rental properties, net	$-	$20,839

Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		December 31, September 30,
	Life	2010	2010
Transportation equipment	5 years	$118,485	$116,922
Furniture, fixtures and equipment	5 years	20,030	19,766
Subtotal		138,515	136,688
Less: accumulated depreciation		79,222	74,440
Other property and equipment, net		$59,293	$62,248

4        LOAN PAYABLE – SHAREHOLDERS

As of December 31, 2010 and September 30, 2010, we had borrowings from shareholders as shown in the following table:

	December 31,	September 30,
	2010	2010
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due on demand	$55,298	$55,298
Due to shareholders, bear interest at 5.31% per annum, due by October 30, 2011	39,660	39,138
Due to shareholders, bear interest at 5.31% per annum, due by December 31, 2011	169,332	166,500
Due to shareholders, bear interest at 5.31% per annum, due by November 30, 2012	161,703	295,798
	425,993	556,734
Less: current portion	264,290	55,298
	$161,703	$501,436

5           INCOME TAXES

Substantially all of the Company’s operations are in China and, effective January 1, 2008, are subject to income taxes at the rate of 25%.  A reconciliation of the United States statutory Federal tax rate of 35% and the effective tax rate is as follows:

	Three Months Ended December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
Income before income taxes and minority interest	$1,981,467	100.00%	$634,506	100.00%

U.S. statutory Federal rate	693,514	35.00%	222,077	35.00%
Effect of lower tax rate in China	(198,147)	(10.00%	(63,451)	(10.00%
Other	1,950	0.10%	21,646	3.42%
Effective rate	$497,317	25.10%	$180,273	28.42%

The provision for income taxes are summarized as follows:	Three Months ended December 31,
	2010	2009
Current	594,130	-
Deferred	(96,814)	180,273
Total	497,316	180,273

The Company does not provide for United States income taxes on un-remitted earnings of foreign subsidiaries, as it intends to permanently reinvest these earnings in China.

6        EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended December 31, 2010 and 2009:
	December 31,	December 31,
	2010	2009
Basic and diluted earnings per share
Net income attributable to the company	$1,409,553	$427,192
Weighted average shares outstanding - Basic & Diluted	31,857,000	31,857,000
Earnings per share - Basic & Diluted	$0.04	$0.01

7        VULNERABILITY DUE TO OPERATIONS IN PRC

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

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

8           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation.

The Company operates in three reportable segments which are the extraction and sale of crude oil, resale of oil drilling equipments and subleasing.

The following table presents financial information about the Company’s reportable segments as of and for the three months ended December 31, 2010 and 2009 (unaudited):

	Three Months Ended December 31,
	2010			2009
	Extraction and		Resale of	Extraction and		Resale of
	sale of crude oil	Subrental	oil drilling equipments	sale of crude oil	Subrental	oil drilling equipments
Net revenues	$2,814,946	$902,520	$-	$565,736	$880,020	$-
Operating income (loss)	1,256,413	829,442	(3,672)	1,195	808,702	(18,131)
Identifiable assets	30,463,826	-	207	25,652,549	81,686	287

9        SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the information contained in the unaudited condensed consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”).

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

Our 100% owned subsidiary Daqing Yueyu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”) is engaged in resale of oil drilling equipment and accessories and oilfield underground technology services, and through its 95% owned subsidiary Jilin Yifeng Energy Resources Co., Ltd. (“Jilin Yifeng”) acquired on November 28, 2007, is engaged in the business of extraction and sale of crude oil and subleasing of oil fields. Since 2003, Jilin Yifeng has been engaged in the development of oil wells and extracting oil from the Miao14 oilfield blocks (“Miao14”). Miao14 covers 19.8 square kilometers, of which 15.6 square kilometers are oil-bearing areas. The geological reserve is 6.07 million tons in this area, which include proven oil reserves of 5.35 million tons. The thickness of the crust increases from 300 meters to 360 meters, inclining from the west to the east. Oil is found from 1,500 meters to 1,700 meters below sea level. Miao14 is located in Song Yuan City of Jilin Province, China, at the intersection of Nenjiang River and Songhua River. The Chang Bai Railway and highway south of the oilfield provides the Company with convenient access to transportation for the delivery of crude oil.

Pursuant to a 20-year Exclusive Business Cooperation Agreement entered into between PetroChina and our 95% owned subsidiary Jilin Yifeng in February 2002, we have the right to explore, develop and produce oil at Miao14 Oilfield and take responsibility for well logging, drill-stem testing and core sampling. Pursuant to the agreement with PetroChina, during the first ten years of this agreement, the Company sells oil to PetroChina at 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at 40% discount to market price.

Since January 2006, Jilin Yifeng has entered into a few oilfield sublease agreements (“the Agreement”) with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). According to the Agreement, Jilin Yifeng subleases 63% out of its overall oilfield of 19.8 square kilometers to Daqing Haihang for the period from January 2007 to December 31, 2010. As prescribed in the Agreement, Daqing Haihang, a limited liability company founded and registered in China, owns the necessary knowledge and construction equipments of both exploring and extracting crude oil. During the effective term of the Agreement, Daqing Haihang needs to carry out and be responsible for the obligations to PetroChina from Jilin Yifeng, and all production of Daqing Haihang could only be distributed to PetroChina, in compliance with the description of the Agreement. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang, which will start on January 1, 2011 and expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,427,200) for the year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,820,400) thereafter till lease expiration.

The oilfield property the Company subleased to Daqing Haihang, accounts for about 63% of the overall area of Miao14 oilfield, or 12.5 square kilometers, whereas the Company, Jilin Yifeng operates on the other 7.3 square kilometers during the effective term of the Agreement. The geological reserve for the area is 6.07 million tons of oil, which include proven oil reserves of 5.35 million tons. As of February 2002, the company’s operating ratio out of total reserve is about 1.97 million tons. The following table sets forth the information of the oilfield reserves and our output for the periods indicated.

Remaining Oil reserves we acquired (in million tons) as of					Our Production (in tons)
Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2010	Dec. 31, 2010	From Nov. 28, 2007 to Sept. 30, 2008	From Oct. 1, 2008 to Sept. 30, 2009	From Oct. 1, 2009 to Sept. 30, 2010	From Oct. 1, 2010 to Dec. 31, 2010
1.92	1.91	1.88	1.87	9,863	14,544	28,829	11,298

As of the end of 2005, Jilin Yifeng had 52 working oil wells, and produced approximately 29,000 tons or 212,135 barrels of crude oil from 2002 to 2005.

From 2006 to 2007, Jilin Yifeng was not able to explore for new oil wells due to lack of capital resources. In addition, due to limited working capital, during these two years, output of oil was at a lower level compared to previous years.

As of September 30, 2008 and 2009, Jilin Yifeng had 91 wells in total including 6 injection wells. Of these wells, 34 wells were developed in 2008.

As of September 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the year ended September 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 (95 producing wells and 1 bailing well) and injection wells to 25. The conversion is a common technique in oil drilling and the purpose of it is to restore underground pressure by water injection thus increase oil drilling productivity on oil wells. For the three months ended December 31, 2010, we did not drill or convert any new wells.

Results of Operations – For the Three Months Ended December 31, 2010 and 2009

All of the Company’s sales were generated within China. PetroChina is the only and exclusive customer for our crude oil products. We operate three reportable segments: extraction and sale of crude oil (“Extraction”), subleasing of oil fields (“Subrental”) and resale of oil drilling equipment and accessories and oilfield underground technology services (“Steel”).

Our Subrental business segment is limited to the subleasing of Miao14 oilfield block and our drilling equipment and materials to Daqing Haihang Oil Field Development Company (“Daqing Haihang”). Current sublease agreement was executed from January 1, 2008 and expires on December 31, 2010 and provides for annual fixed income of RMB 24 million or approximately $3.5 million dollars. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang, which will start on January 1, 2011 and expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,427,200) for the year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,820,400) thereafter till lease expiration. The subrental to Daqing Haihang includes 63% of our total property including 12.5 square kilometers of oilfield. All oil wells operated by the Company are located at the remaining 7.3 square kilometers oilfield. Under the agreement between the Company and its oilfield leasee, the leasee is able to drill new oil wells, explore, extract oil from the oilfield subleased.

The following table presents financial information about the Company’s reportable segments for the three months ended December 31, 2010 and 2009 (unaudited):

	For the Three Months Ended December 31,
	2010				2009
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$2,814,946	$902,520	$-	$3,717,466	$565,736	$880,020	$-	$1,445,756
Gross profit	$1,340,737	$831,942	$-	$2,172,679	$113,387	$811,202	$-	$924,589
Gross margin	48%	92%	-	58%	20%	92%	-	64%

	Percentage Change between the Three Months Ended
	December 31, 2010 and 2009
	Extraction	Subrental	Steel	Total
Revenue	398%	2.56%	-	157%
Gross profit	1082%	2.56%	-	135%

Revenues.

Revenues for the three months ended December 31, 2010 totaled $3,717,466 as compared to $1,445,756 for the same period in 2009, an increase of $2,271,710 or 157%. The increase was due to we had more sales generated in our Extraction segment this period.

For the three months ended December 31, 2010, the sale of crude oil generated net sales of $2,814,946, an increase of 398% as compared to the same period in 2009. The increase was due to 30 new wells developed in 2010 and more crude oil was produced and sold during current period, along with much higher oil price in 2010 than in 2009.

We produced 11,298 tons (or 82,645 barrels) of oil for the three months ended December 31, 2010 as compared to 3,201 tons (or 23,415 barrels) of oil during the same period in 2009. We do not recognize sales until PetroChina has accepted delivery of the oil.

As a result, during the three months ended December 31, 2010, the Company sold approximately 4,909 tons or 35,908 barrels to PetroChina, and for the three months December 31, 2009, approximately 1,146 tons or 8,386 barrels were sold to PetroChina (net of 20% quantity discount per agreement with PetroChina for both periods). The average selling price to PetroChina per barrel was $79.51 for the period ended December 31, 2010, as compared to $58.39 per barrel for the period ended December 31, 2009. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

For the three months ended December 31, 2010, our Subrental segment generated $902,520 in revenue, an increase of $22,500 or 2.6% compared to the same period in 2009. Our subrental income is fixed in RMB by contract with Daqing Haihang and the slight change in USD term was due to currency exchange rate effect.

For both the three months ended December 31, 2010 and 2009, we didn’t engage in any trading activities in our Steel segment.

Cost of Sales.

Cost of sales totaled $1,544,787 for the three months ended December 31, 2010, an increase of $1,023,619 or 196% as compared to the same period in 2009. The increase is approximately in line with the increase in our total revenues and mostly due to more oil being sold in our Extraction segment this period. Cost of sales for our three business segments amounted to $1,474,209 for extraction segment, $70,578 for Subrental segment, and $0 for Steel segment.

The breakdown of cost of sales from the extraction segment of $1,474,209 or 95% of our total cost of sales is as follows:

	Three Months Ended December 31,
	2010	2009	% Change
Oil production costs	$268,231	$200,500	34%
Government oil surcharge	459,982	70,940	548%
Depletion	745,996	180,909	312%
Subtotal	$1,474,209	$452,349	226%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased because of much higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. The average selling price to PetroChina per barrel was $79.51 and $58.39 for three months ended December 31, 2010 and 2009, respectively. Our oil production and depletion costs increased in correlation with the increase of the amount of oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $2,172,679 for the period, as compared to $924,589 for the same period last year, of which $1,340,738 were contributed by extraction, $831,942 by subrental and $0 by steel. Gross profit increased by $1,248,091 or 135% as compared to last period, because of higher sales and margin on extraction segment. Gross margin of the extraction segment increased from 20% in last period to 48% this period because of higher price for sale of crude oil partially offset by heavier government oil surcharge on higher oil price. The average selling price to PetroChina per barrel was $79.51 this period, as compared to $58.39 per barrel for the period ended December 31, 2009.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 58.4% this period as compared to 64% last year.

General & Administrative Expenses.

Operating expenses for the three months ended December 31, 2010 was $90,496, a decrease of $42,326 or 32% compared with the three months ended December 31, 2009. For the three months ended December 31, 2010, our general and administrative expenses include salary expense of $27,391, office expense of $1,109, entertainment expense of $3,978, supplies $7,252, travel expense of $5,626, repair and maintenance $6,789, and insurance $5,749, totaling 64% of our overall operating expenses for the three months ended December 31, 2010. The following is a comparison breakdown of operating expenses for the three months ended December 31, 2010 and 2009, respectively.

	For the Three Months Ended December 31,
General & Administrative Expenses	2010	% Total	2009	% Total	% Change
Salary	$27,391	30%	$40,656	31%	-33%
Office Expense	1,109	1%	16,784	13%	-93%
Entertainment Expense	3,978	4%	15,511	12%	-74%
Supplies	7,252	8%	5,579	4%	30%
Travel Expense	5,626	6%	11,906	9%	-53%
Repair and Maintenance	6,789	8%	19,872	15%	-66%
Insurance	5,749	6%	4,161	3%	38%
Other Expenses	32,602	36%	18,354	14%	78%
Total	$90,496	100%	$132,823	100%	-32%

Income from Operations.

Income from operations for three months ended December 31, 2010 totaled $2,082,183 and consisted of operating income generated by three segments. It represents an increase of $1,290,417 or 163% as compared to the three months ended December 31, 2009. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price this period. The details are as follows:

	Income (loss) from Operations
Segment	Three months ended December 31, 2010	Three months ended December 31, 2009
Extraction	$1,256,413	$1,195
Subrental	829,442	808,702
Steel	(3,672)	(18,131)
Corporate	-	-
Total	$2,082,183	$791,766

Net Income.

We generated net income of $1,409,553 after non-controlling interest for the three months ended December 31, 2010, an increase of $982,361 or 230% as compared to net income for the three months ended December 31, 2009. The increase in net income is primarily a result of increased income from our extraction segment. Our net margin was 38%, up from 30% for the same period last year, primarily due to higher oil selling price this period.

Liquidity and Capital Resources

On December 31, 2010, we had cash of $1,128,450 and working capital deficit of $10,864,749. The working capital deficit was primarily due to our accounts payable of $5,077,255 and long-term bank loan of $5,309,500 that became current. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows provided by operating activities were $1,054,545 for the three months ended December 31, 2010, as compared to net cash flows of $548,295 used in operating activities in last period. This was due primarily to increased net income and reduction in accounts receivable this period as compared to the same period last year, partially offset by the decrease in accounts payable.

Net cash flows provided by investing activities was $52,647 for the three months ended December 31, 2010, as compared to $11,632 for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil and gas equipments and exploitation and development of oil and gas properties. During the same period last year, we invested $58,638 in exploration and development of oil and gas properties, as compared to $0 for current period.

Net cash flows used in financing activities was $136,281 for the three months ended December 31, 2010, as a result of repayment of loan from shareholder. For the same period last year, we borrowed $376,069 in shareholder loans.

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

ITEM 4T. CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter of our year ending December 31, 2010 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended September 30, 2010.

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

CHINA DAQING M&H PETROLEUM, INC.

Date: February 14, 2011	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary

	By:	/s/ Yongjun Wang
Yongjun Wang
President and Chairman of the Board of Directors

By:	/s/ Dehai Yin
Dehai Yin
Chief Financial Officer & Chief Accounting Officer