Form 10-Q
period 2011-05-09
CHINA DAQING M&H PETROLEUM, INC.
filed 2011-05-10
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China Daqing M&H Petroleum, Inc.
(Exact name of registrant as specified in the charter)

Nevada	000-31469	20-2388650
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)
 Jianqiao Road third Floor, Song Yuan City
Economic and Technology Development District
Jilin Province, P.R. China 138000
  (Address of principal executive offices) (Zip Code)

406-282-3188
 (Registrants telephone number, including area code)

Not applicable
 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 9, 2011
Common stock, $0.001 par value	31,857,000

TABLE OF CONTENTS
FORM 10-Q
MARCH 31, 2011

PART I-- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$294,030	$147,326
Accounts receivable	3,061,317	2,717,269
Inventories	41,886	18,280
Loan receivable - related party	211,695	256,122
Prepaid exenses and sundry current assets	35,221	30,198

TOTAL CURRENT ASSETS	3,644,149	3,169,195

PROPERTY AND EQUIPMENT:
Oil property and equipment, net of accumulated depletion	25,448,476	28,024,475
Rental property, net of accumulated amortization	356,549	20,839
Other property and equipment, net of accumulated depreciation	55,689	62,248

TOTAL PROPERTY AND EQUIPMENT	25,860,714	28,107,562

TOTAL ASSETS	$29,504,863	$31,276,757

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,231,124	$7,566,936
Other payables and accrued liabilities	5,665,951	3,466,256
Current portion of long-term debt	-	5,239,500
Loan payable - shareholders - current	268,069	55,298

TOTAL CURRENT LIABILITIES	10,165,144	16,327,990

LONG-TERM LIABILITIES:
Loan payable - shareholders	134,840	501,436
Deferred income taxes	759,205	1,091,953

TOTAL LONG-TERM LIABILITIES	894,045	1,593,389

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	652,682	641,801
Retained earnings	15,954,438	11,354,791
Accumulated other comprehensive income	566,748	346,884

TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	17,205,725	12,375,333

NONCONTROLLING INTERESTS IN SUBSIDIARY	1,239,949	980,045

TOTAL SHAREHOLDERS' EQUITY	18,445,674	13,355,378

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,504,863	$31,276,757

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
REVENUES:
Oil sales	$8,836,001	$2,243,987	$11,650,947	$2,809,723
Subrental income	615,480	879,900	1,518,000	1,759,920
TOTAL REVENUES	9,451,481	3,123,887	13,168,947	4,569,643

COST OF SALES:

Oil production cost	977,158	288,104	1,245,389	488,604
Government oil surcharge	1,797,298	333,291	2,257,280	404,231
Depletion	1,968,940	654,616	2,714,936	835,525
	4,743,396	1,276,011	6,217,605	1,728,360
Subrental expense	52,760	68,810	123,338	137,628
TOTAL COST OF SALES	4,796,156	1,344,821	6,340,943	1,865,988

GROSS PROFIT	4,655,325	1,779,066	6,828,004	2,703,655

OPERATING EXPENSES:
General and administrative expenses	106,332	113,625	196,828	246,448

INCOME FROM OPERATIONS	4,548,993	1,665,441	6,631,176	2,457,207

Interest expense, net of interest income	68,602	96,901	169,318	254,161

NET INCOME BEFORE INCOME TAXES	4,480,391	1,568,540	6,461,858	2,203,046

Income taxes	1,121,997	396,546	1,619,314	576,819

NET INCOME BEFORE NONCONTROLLING INTERESTS	3,358,394	1,171,994	4,842,544	1,626,227

Less: net income attributable to noncontrolling interests	168,300	59,609	242,897	86,650

NET INCOME ATTRIBUTABLE TO THE COMPANY	3,190,094	1,112,385	4,599,647	1,539,577

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	44,947	332	236,871	421

COMPREHENSIVE INCOME	3,235,041	1,112,717	4,836,518	1,539,998

Less: other comprehensive income attributable to noncontrolling interests	3,280	18	17,007	24

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,231,761	$1,112,699	$4,819,511	$1,539,974

BASIC AND DILUTED EARNINGS PER SHARE	$0.10	$0.04	$0.14	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,857,000	31,857,000	31,857,000	31,857,000

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,599,647	$1,539,577
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, oil properties	2,714,936	835,525
Depreciation, rental and other property and equipment	47,427	53,185
Imputed interest on shareholder loan	10,852	-
Net income attributable to noncontrolling interests	242,897	86,650
Deferred Income taxes	(350,061)	493,944

Changes in operating assets and liabilities:
Accounts receivable	(297,885)	1,360,238
Inventories	(23,240)	(316,865)
Prepaid expenses and other current assets	(19,687)	63,054
Accounts payable	(3,453,081)	(1,879,972)
Other payables and accrued liabilities	2,136,354	483,510

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,608,159	2,718,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil properties	(53,255)	(2,173,991)
Acquisition of other property and equipment	-	(9,307)
Loan (to) payment from related party	48,576	(164,391)
Loan (to) payment from others	15,180	(199,802)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,501	(2,547,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loan from shareholders	(161,773)	(192,389)
Proceeds (repayment) of other borrowings	(5,313,000)	(119,182)

NET CASH USED IN FINANCING ACTIVITIES	(5,474,773)	(311,571)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	2,817	(39)

INCREASE (DECREASE) IN CASH	146,704	(140,255)

CASH - BEGINNING OF PERIOD	147,326	160,606

CASH - END OF PERIOD	$294,030	$20,351

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income tax	$1,090,765	$13,797
Interest	$164,730	$151,144

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Certain amounts included in the financial statements for the three and six months ended March 31, 2010 have been reclassified to conform to the financial statement presentation for the three and six months ended March 31, 2011.

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
•           Asset retirement obligations;
•           Income taxes

2              INVENTORIES

Inventories, consisting of drill supplies held for use and crude oil, are valued at the lower of cost or market, determined on the first-in, first-out basis. A breakdown of inventories as of March 31, 2011 and September 30, 2010 is as follows:

	March 31,	September 30,
	2011	2010
Drill supplies	$41,886	$18,280
Crude oil	-	-
Total Inventories	$41,886	$18,280

3           PROPERTY AND EQUIPMENT

                      Oil properties

A summary of oil properties at March 31, 2011 and September 30, 2010 is as follows:

	March 31	September 30
	2011	2010
Oil properties, proven reserves	$34,910,832	$34,654,026
Less: accumulated depletion	9,462,356	6,629,551
Oil properties, net	$25,448,476	$28,024,475

 Rental properties

A summary of rental properties at March 31, 2011 and September 30, 2010 is as follows:

	March 31	September 30
	2011	2010
Rental properties - drill rights	$629,560	$250,069
Less: accumulated amortization	273,011	229,230
Rental properties, net	$356,549	$20,839

The previous sublease agreement with Daqing Haihang expired on December 31, 2010. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang and the extended lease started on January 1, 2011 and will expire on December 31, 2015. The subrental to Daqing Haihang includes 63% of our total property including 12.5 square kilometers of oilfield. Appraised value of drill rights $375,315 is allocated to the rented properties under the new sublease agreement and will be amortized through life of the agreement on a straight-line basis.

Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		March 31	September 30
	Life	2011	2010
Transportation equipment	5 years	$118,875	$116,922
Furniture, fixtures and equipment	5 years	20,096	19,766
Subtotal		138,971	136,688
Less: accumulated depreciation		83,282	74,440
Other property and equipment, net		$55,689	$62,248

4        LOAN PAYABLE – SHAREHOLDERS

As of March 31, 2011 and September 30, 2010, we had borrowings from shareholders as shown in the following table:

	March 31,	September 30,
	2011	2010
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due on demand	$55,298	$55,298
Due to shareholders, bear interest at 5.31% per annum, due by October 30, 2011	39,791	39,138
Due to shareholders, bear interest at 5.31% per annum, due by December 31, 2011	172,980	166,500
Due to shareholders, bear interest at 5.31% per annum, due by November 30, 2012	134,840	295,798
	402,909	556,734
Less: current portion	268,069	55,298
	$134,840	$501,436

5           INCOME TAXES

Substantially all of the Company’s operations are in China and, effective January 1, 2008, are subject to income taxes at the rate of 25%.  A reconciliation of the United States statutory Federal tax rate of 35% and the effective tax rate for three and six months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
Income before income taxes and noncontrolling interests	$4,480,391	100.00%	$1,568,540	100.00%

U.S. statutory Federal rate	1,568,137	35.00%	548,989	35.00%
Effect of lower tax rate in China	(448,039)	(10.00)%	(156,854)	(10.00)%
Other	1,899	0.04%	4,411	0.28%
Effective rate	$1,121,997	25.04%	$396,546	25.28%

The provision for income taxes are summarized as follows:	Three Months Ended March 31,
	2011	2010
Current	$1,375,245	$82,875
Deferred	(253,248)	313,671
Total	$1,121,997	$396,546

	Six Months Ended March 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
Income before income taxes and noncontrolling interests	$6,461,858	100.00%	$2,203,046	100.00%

U.S. statutory Federal rate	2,261,650	35.00%	771,066	35.00%
Effect of lower tax rate in China	(646,186)	(10.00)%	(220,305)	(10.00)%
Other	3,850	0.06%	26,058	1.18%
Effective rate	$1,619,314	25.06%	$576,819	26.18%

The provision for income taxes are summarized as follows:	Six Months Ended March 31,
	2011	2010
Current	$1,969,375	$82,875
Deferred	(350,061)	493,944
Total	$1,619,314	$576,819

The Company does not provide for United States income taxes on un-remitted earnings of foreign subsidiaries, as it intends to permanently reinvest these earnings in China.

6        EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted earnings per share computation for the six months ended March 31, 2011 and 2010:

	Six Months Ended March 31,
	2011	2010
Basic and diluted earnings per share
Net income attributable to the company	$4,599,647	$1,539,577
Weighted average shares outstanding - Basic & Diluted	31,857,000	31,857,000
Earnings per share - Basic & Diluted	$0.14	$0.05

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

8           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation (“PetroChina”).

The Company operates in three reportable segments which are the extraction and sale of crude oil, resale of oil drilling equipments and subleasing.

The following table presents financial information about the Company’s reportable segments as of and for the three months ended March 31, 2011 and 2010 (unaudited):

	Three Months Ended March 31,
	2011			2010
	Extraction and		Resale of oil drilling	Extraction and		Resale of oil drilling
	sale of crude oil	Subrental	equipments	sale of crude oil	Subrental	equipments
Net revenues	$8,836,001	$615,480	$-	$2,243,987	$879,900	$-
Operating income (loss)	3,992,184	560,220	(3,411)	873,190	808,591	(16,340)
Identifiable assets	29,146,847	356,549	101	25,817,554	61,264	2,716

The following table presents financial information about the Company’s reportable segments as of and for the six months ended March 31, 2011 and 2010 (unaudited):

	Six Months Ended March 31,
	2011			2010
	Extraction and		Resale of oil drilling	Extraction and		Resale of oil drilling
	sale of crude oil	Subrental	equipments	sale of crude oil	Subrental	equipments
Net revenues	$11,650,947	$1,518,000	$-	$2,809,723	$1,759,920	$-
Operating income (loss)	5,248,597	1,389,662	(7,083)	874,384	1,617,293	(34,470)
Identifiable assets	29,146,847	356,549	101	25,817,554	61,264	2,716

9        SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENT AND RESULT OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Quarterly Report in this Form 10 Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”).

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

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements”. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

For the purposes of this report, we have calculated there to be 7.315 barrels in 1 ton.

Overview

Through our subsidiaries, we are engaged in the business of extraction and sale of crude oil (“Extraction”), resale of oil drilling equipment and accessories and oilfield underground technology services (“Steel”), and subleasing of oilfields (“Subrental”).

Our 100% owned subsidiary Daqing Yueyu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”) is engaged in resale of oil drilling equipment and accessories and oilfield underground technology services, and through its 95% owned subsidiary Jilin Yifeng Energy Resources Co., Ltd. (“Jilin Yifeng”) acquired on November 28, 2007, is engaged in the business of extraction and sale of crude oil and subleasing of oilfields. Since 2003, Jilin Yifeng has been engaged in the development of oil wells and extracting oil from the Miao14 oilfield blocks (“Miao14”). Miao14 covers 19.8 square kilometers, of which 15.6 square kilometers are oil-bearing areas. The geological reserve is 6.07 million tons in this area, which include proven oil reserves of 5.35 million tons. The thickness of the crust increases from 300 meters to 360 meters, inclining from the west to the east. Oil is found from 1,500 meters to 1,700 meters below sea level. Miao14 is located in Song Yuan City of Jilin Province, China, at the intersection of Nenjiang River and Songhua River. The Chang Bai Railway and highway south of the oilfield provides the Company with convenient access to transportation for the delivery of crude oil.

Pursuant to a 20-year Exclusive Business Cooperation Agreement entered into between PetroChina Company Limited (the “PetroChina”) and our 95% owned subsidiary Jilin Yifeng in February 2002, we have the right to explore, develop and produce oil at Miao14 Oilfield and take responsibility for well logging, drill-stem testing and core sampling. Pursuant to the agreement with PetroChina, during the first ten years of this agreement, the Company sells oil to PetroChina at 20% discount to market price. During the second ten years of this agreement, the Company sells oil to PetroChina at 40% discount to market price.

Since January 2006, Jilin Yifeng has entered into a few oilfield sublease agreements (“the Agreement”) with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). According to the Agreement, Jilin Yifeng subleases 63% out of its overall oilfield of 19.8 square kilometers to Daqing Haihang for the period from January 2007 to December 31, 2010. As prescribed in the Agreement, Daqing Haihang, a limited liability company founded and registered in China, owns the necessary knowledge and construction equipments of both exploring and extracting crude oil. During the effective term of the Agreement, Daqing Haihang needs to carry out and be responsible for the obligations to PetroChina from Jilin Yifeng, and all production of Daqing Haihang could only be distributed to PetroChina, in compliance with the description of the Agreement. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang, which started on January 1, 2011 and will expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,435,500) for the calendar year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,826,400) thereafter till lease expiration.

The oilfield property the Company subleased to Daqing Haihang accounts for about 63% of the overall area of Miao14 oilfield, or 12.5 square kilometers, whereas the Company, Jilin Yifeng operates on the other 7.3 square kilometers during the effective term of the Agreement. The geological reserve for the total area is 6.07 million tons of oil, which include proven oil reserves of 5.35 million tons. As of February 2002, the company's operating ratio out of total reserve is about 1.97 million tons. The following table sets forth the information of the oilfield reserves and our output for the periods indicated:

Remaining Oil reserves we acquired (in million tons) as of				Our Production (in tons)
Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2010	Mar. 31, 2011	From Nov. 28, 2007 to Sept. 30, 2008	From Oct. 1, 2008 to Sept. 30, 2009	From Oct.1, 2009 to Sept. 30, 2010	From Oct. 1, 2010 to Mar. 31, 2011
1.92	1.91	1.88	1.86	9,863	14,544	28,829	22,128

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

As of September 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the year ended September 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 (95 producing wells and 1 bailing well) and injection wells to 25. The conversion is a common technique in oil drilling and the purpose of it is to restore underground pressure by water injection thus increase oil drilling productivity on oil wells. For the six months ended March 31, 2011, we did not drill or convert any new wells.

Results of Operations – For the Three Months Ended March 31, 2011 and 2010

All of the Company’s sales were generated within China. PetroChina is the only and exclusive customer for our crude oil products. We operate three reportable segments: extraction and sale of crude oil (“Extraction”), subleasing of oil fields (“Subrental”) and resale of oil drilling equipment and accessories and oilfield underground technology services (“Steel”).

Our Subrental business segment is limited to the subleasing of Miao14 oilfield block to Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”). The first sublease agreement was executed from January 1, 2008 and expired on December 31, 2010, which provided for annual fixed income of RMB 24 million or approximately $3.65 million dollars. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang, which started on January 1, 2011 and will expire on December 31, 2015. The new lease provides for subrental income of RMB 16,000,000 (approximately $2,435,500) for the calendar year 2011 and fixed annual subrental income of RMB 12,000,000 (approximately $1,826,400) thereafter till lease expiration. The subrental to Daqing Haihang includes 63% of our total oil property, including 12.5 square kilometers of oilfield. All oil wells operated by the Company are located at the remaining 7.3 square kilometers oilfield. Under the agreement between the Company and its oilfield leasee, the leasee is able to drill new oil wells, explore and extract oil from the oilfield area subleased.

The following table presents financial information about the Company’s reportable segments for the three months ended March 31, 2011 and 2010 (unaudited):

	For the Three Months Ended March 31,
	2011				2010
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$8,836,001	$615,480	$-	$9,451,481	$2,243,987	$879,900	$-	$3,123,887
Gross profit	$4,092,605	$562,720	$-	$4,655,325	$967,976	$811,090	$-	$1,779,066
Gross margin	46%	91%	-	49%	43%	92%	-	57%

	Percentage Change Between the Three Months Ended
	March 31, 2011 and 2010
	Extraction	Subrental	Steel	Total
Revenue	294%	-30.05%	-	203%
Gross profit	323%	-30.62%	-	162%

Revenues.

Revenues for the three months ended March 31, 2011 totaled $9,451,481 as compared to $3,123,887 for the same period in 2010, an increase of $6,327,594 or 203%. The increase was due to more sales being generated in our Extraction segment this period, partially offset by lower sales in the Subrental segment.

For the three months ended March 31, 2011, the sale of crude oil generated net sales of $8,836,001, an increase of 294% as compared to the same period in 2010. The increase was due to 30 new wells developed in 2010 and more crude oil was produced and sold during current period, along with much higher oil price in 2011 than in 2010.

We produced 10,830 tons (or 79,221 barrels) of oil for the three months ended March 31, 2011 as compared to 3,438 tons (or 25,149 barrels) of oil during the same period in 2010. We do not recognize sales until PetroChina has accepted delivery of the oil.

As a result, during the three months ended March 31, 2011, the Company sold 12,794 tons or 93,585 barrels to PetroChina, and for the three months ended March 31, 2010, approximately 4,165 tons or 30,466 barrels were sold to PetroChina (net of 20% quantity discount per agreement with PetroChina for both periods). The average selling price to PetroChina per barrel was $94.95 for the three months ended March 31, 2011, as compared to $73.93 per barrel for the same period ended March 31, 2010. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

Our subrental income totaled $615,480 for the three months ended March 31, 2011, as compared to $879,900 for the same period in 2010, a decrease of 30%. The decrease was because the new agreement with leasee Daqing Haihang starting January 1, 2011 provides for lower fixed annual subrental income than the old lease agreement did, which expired on December 31, 2010.

For both the three months ended March 31, 2011 and 2010, we didn’t engage in any trading activities in our Steel segment.

Cost of Sales.

Cost of sales totaled $4,796,156 for the three months ended March 31, 2011, an increase of $3,451,335 or 257% as compared to the same period in 2010 due to more crude oil being produced and sold along with heavier governmental oil surcharge on higher oil price during current period. Cost of sales for our three business segments amounted to $4,743,396 for the Extraction segment, $52,760 for Subrental segment, and $0 for Steel segment.

The breakdown of cost of sales from the Extraction segment of $4,743,396 or 99% of our total cost of sales is as follows:

	Three Months Ended March 31,
Cost of sales of crude oil	2011	2010	% Change
Oil production costs	$977,158	$288,104	239%
Government oil surcharge	1,797,298	333,291	439%
Depletion	1,968,940	654,616	201%
Subtotal	$4,743,396	$1,276,011	272%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased because of much higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. The average selling price to PetroChina per barrel was $94.95 and $73.93 for three months ended March 31, 2011 and 2010, respectively. The oil production and depletion costs increased in correlation with the increase of the amount of crude oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $4,655,325 for the period, as compared to $1,779,066 for the same period last year, of which $4,092,605 were contributed by Extraction, $562,720 by Subrental and $0 by Steel. Gross profit increased by $2,876,259 or 162% as compared to last period, because of higher sales on Extraction segment. Gross margin of the Extraction segment increased from 43% in last period to 46% this period because of higher price for sale of crude oil, partially offset by heavier government oil surcharge on higher oil price. The average selling price to PetroChina per barrel was $94.95 this period, as compared to $73.93 per barrel for the period ended March 31, 2010.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 49% this period as compared to 57% last year.

General & Administrative Expenses.

Operating expenses for the three months ended March 31, 2011 was $106,332, a decrease of $7,293 or 6% compared with the three months ended March 31, 2010. For the three months ended March 31, 2011, our general and administrative expenses include salary expense of $29,883, office expense of $6,261, entertainment expense of $5,293, supplies $5,966, travel expense of $5,464, repair and maintenance $10,130, and insurance $5,854, totaling 65% of our overall operating expenses for the three months ended March 31, 2011. The following is a comparison breakdown of operating expenses for the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended March 31,
General & Administrative Expenses	2011	% Total	2010	% Total	% Change
Salary	$29,883	28%	$42,142	37%	-29%
Office Expense	6,261	6%	19,135	17%	-67%
Entertainment Expense	5,293	5%	1,185	1%	347%
Supplies	5,966	6%	10,062	9%	-41%
Travel Expense	5,464	5%	1,336	1%	309%
Repair and Maintenance	10,130	10%	17,507	15%	-42%
Insurance	5,854	6%	5,359	5%	9%
Other Expenses	37,481	35%	16,899	15%	122%
Total	$106,332	100%	$113,625	100%	-6%

Income from operations.

Income from operations for the three months ended March 31, 2011 totaled $4,548,993 and consisted of operating income generated by three segments. It represents an increase of $2,883,552 or 173% as compared to the three months ended March 31, 2010. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price this period. The details are as follows:

	Income (loss) from Operations
Segment	Q2, 2011	Q2, 2010
Extraction	$3,992,184	$873,190
Subrental	560,220	808,591
Steel	(3,411)	(16,340)
Corporate	-	-
Total	$4,548,993	$1,665,441

Net Income.

We generated net income of $3,190,094 after non-controlling interests for the three months ended March 31, 2011, an increase of $2,077,709 or 187% as compared to net income for the three months ended March 31, 2010. The increase in net income is primarily a result of increased income from our Extraction segment, partially offset by lower profit in the Subrental segment. Our net margin was 34%, slightly down from 36% for the same period last year despite higher oil price, primarily because of higher-margin Subrental segment contributing a larger part of net income in last period as compared to current period.

Results of Operations – For the Six Months Ended March 31, 2011 and 2010

The following table presents financial information about the Company’s reportable segments for the Six months ended March 31, 2011 and 2010 (unaudited):

	For the Six Months Ended March 31,
	2011				2010
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$11,650,947	$1,518,000	$-	$13,168,947	$2,809,723	$1,759,920	$-	$4,569,643
Gross profit	$5,433,342	$1,394,662	$-	$6,828,004	$1,081,363	$1,622,292	$-	$2,703,655
Gross margin	47%	92%	-	52%	38%	92%	-	59%

	Percentage Change between the Six Months Ended
	March 31, 2011 and 2010
	Extraction	Subrental	Steel	Total
Revenue	315%	-13.75%	-	188%
Gross profit	402%	-14.03%	-	153%

Revenues.

Revenues for the six months ended March 31, 2011 totaled $13,168,947 as compared to $4,569,643 for the same period in 2010, an increase of $8,599,304 or 188%. The increase was due to more sales being generated in our Extraction segment this period, partially offset by lower sales in the Subrental segment.

For the six months ended March 31, 2011, the sale of crude oil generated net sales of $11,650,947, an increase of 315% as compared to the same period in 2010. The increase was due to 30 new wells developed in 2010 and more crude oil produced and sold during current period, along with higher oil price in 2011 than in 2010.

We produced 22,128 tons (or 161,866 barrels) of oil for the six months ended March 31, 2011 as compared to 6,639 tons (or 48,564 barrels) of oil during the same period in 2010.

During the six months ended March 31, 2011, the Company sold 17,702 tons or 129,493 barrels to PetroChina, and for the six months ended March 31, 2010, approximately 5,311 tons or 38,851 barrels were sold to PetroChina (net of 20% quantity discount per agreement with PetroChina for both periods). The average selling price to PetroChina per barrel was $87.23 for the six months ended March 31, 2011, as compared to $71.97 per barrel for the same period ended March 31, 2010. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term.

Our subrental income totaled $1,518,000 for the six months ended March 31, 2011, as compared to $1,759,920 for the same period in 2010, a decrease of 13.75%. The decrease was because the new agreement with leasee Daqing Haihang starting January 1, 2011 provides for lower fixed annual subrental income than the old lease agreement did, which expired on December 31, 2010.

For both the six months ended March 31, 2011 and 2010, we didn’t engage in any trading activities in our Steel segment.

Cost of Sales.

Cost of sales totaled $6,340,943 for the six months ended March 31, 2011, an increase of $4,474,955 or 240% as compared to the same period in 2010 due to more crude oil being produced and sold along with heavier governmental oil surcharge on higher oil price during current period. Cost of sales for our three business segments amounted to $6,217,605 for the Extraction segment, $123,338 for Subrental segment, and $0 for Steel segment.

The breakdown of cost of sales from the Extraction segment of $6,217,605 or 98% of our total cost of sales is as follows:

	Six Months Ended March 31,
Cost of sales of crude oil	2011	2010	% Change
Oil production costs	$1,245,389	$488,604	155%
Government oil surcharge	2,257,280	404,231	458%
Depletion	2,714,936	835,525	225%
Subtotal	$6,217,605	$1,728,360	260%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased because of higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. The average selling price to PetroChina per barrel was $87.23 and $71.97 for the six months ended March 31, 2011 and 2010, respectively. The oil production and depletion costs increased in correlation with the increase of the amount of crude oil we extracted and sold this period.

Gross Profit.

Gross profit totaled $6,828,004 for the period, as compared to $2,703,655 for the same period last year, of which $5,433,342 were contributed by Extraction, $1,394,662 by Subrental and $0 by Steel. Gross profit increased by $4,124,349 or 153% as compared to last period, because of higher sales on Extraction segment. Gross margin of the Extraction segment increased from 38% in last period to 47% this period because of higher price for sale of crude oil, partially offset by heavier government oil surcharge on higher oil price. The average selling price to PetroChina per barrel was $87.23 this period, as compared to $71.97 per barrel for the period ended March 31, 2010.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 52% this period as compared to 59% last year.

General & Administrative Expenses.

Operating expenses for the six months ended March 31, 2011 was $196,828, a decrease of $49,620 or 20% compared with the six months ended March 31, 2010. For the six months ended March 31, 2011, our general and administrative expenses include salary expense of $57,274, office expense of $7,370, entertainment expense of $9,271, supplies $13,217, travel expense of $11,091, repair and maintenance $16,919, and insurance $11,603, totaling 64% of our overall operating expenses for the six months ended March 31, 2011. The following is a comparison breakdown of operating expenses for the six months ended March 31, 2011 and 2010, respectively:

	For the Six Months Ended March 31,
General & Administrative Expenses	2011	% Total	2010	% Total	% Change
Salary	$57,274	29%	$82,799	34%	-31%
Office Expense	7,370	4%	35,919	15%	-79%
Entertainment Expense	9,271	5%	16,697	7%	-44%
Supplies	13,217	7%	15,641	6%	-15%
Travel Expense	11,091	6%	13,242	5%	-16%
Repair and Maintenance	16,919	9%	37,380	15%	-55%
Insurance	11,603	6%	9,520	4%	22%
Other Expenses	70,083	36%	35,250	14%	99%
Total	$196,828	100%	$246,448	100%	-20%

Income from operations.

Income from operations for the six months ended March 31, 2011 totaled $6,631,176 and consisted of operating income generated by three segments. It represents an increase of $4,173,969 or 170% as compared to the six months ended March 31, 2010. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price this period. The details are as follows:

	Income (loss) from Operations
Segment	Q1-Q2, 2011	Q1-Q2, 2010
Extraction	$5,248,597	$874,385
Subrental	1,389,662	1,617,292
Steel	(7,083)	(34,470)
Corporate	-	-
Total	$6,631,176	$2,457,207

Net Income.

We generated net income of $4,599,647 after non-controlling interests for the six months ended March 31, 2011, an increase of $3,060,070 or 199% as compared to net income for the six months ended March 31, 2010. The increase in net income is primarily a result of increased income from our Extraction segment, partially offset by lower profit in the Subrental segment. Our net margin was 35%, slightly up from 34% for the same period last year due to higher oil price offset by heavier governmental oil surcharge. Also, higher-margin Subrental segment contributed a larger part of net income in last period as compared to current period.

Liquidity and Capital Resources

On March 31, 2011, we had cash of $294,030 and working capital deficit of $6,520,995. The working capital deficit was primarily due to our accounts payable of $4,231,124 and accrued taxes of $5,519,300. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows provided by operating activities were $5,608,159 for the six months ended March 31, 2011, as compared to net cash flows of $2,718,846 provided by operating activities in last period. This was due primarily to higher net income and increase in accrued taxes this period as compared to the same period last year, partially offset by decrease in accounts payable and increase in accounts receivable.

Net cash flows provided by investing activities was $10,501 for the six months ended March 31, 2011, as compared to $2,547,491 used in investing activities for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil equipments and exploitation and development of oil properties. During the same period last year, we invested $2,173,991 in exploration and development of oil properties, as compared to $53,255 for current period.

Net cash flows used in financing activities was $5,474,773 for the six months ended March 31, 2011, primarily as a result of repayment of a bank loan that matured this period. For the same period last year, we repaid $311,571 of shareholder loans and other borrowings.

Principal demands for liquidity are for acquisition of oil properties, development of new oil wells, working capital and general corporate purposes. The Company’s management believes that, in order to develop additional wells, the Company may consider a number of different financing opportunities including loans and future equity financings. If funding is insufficient at any time in the future, we may be unable to develop additional oil wells, and to take advantage of other acquisition opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Oil sales are recognized when production has been delivered to the Company’s sole customer, PetroChina, the sales price is fixed and collectability of the revenue is probable. Revenue from the resale of oil drilling equipments is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Subrental income is recognized on the straight-line basis over the life of the sublease.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter of our year ending March 31, 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
32.1  - Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2  - Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DAQING M&H PETROLEUM, INC.

Date: May 10, 2011	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary

By:	/s/ Dehai Yin
Dehai Yin
Chief Financial Officer & Chief Accounting Officer