Form 10-Q
period 2011-06-30
CHINA DAQING M&H PETROLEUM, INC.
filed 2011-08-12
CIK 1341780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2011

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______to______.

Commission File Number: 000-31469

China Daqing M&H Petroleum, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-2388650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Jianqiao Road, Third Floor, Song Yuan City Economic and Technology Development District Jilin Province, P.R. China	138000
(Address of principal executive offices)	(Zip Code)

406-282-3188
 (Registrant's telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Securities	Number of shares outstanding as of August 12, 2011
Common stock, par value $0.001 per share	31,857,000

TABLE OF CONTENTS

FORM 10-Q

JUNE 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Daqing M&H Petroleum, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

PART I-- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$982,481	$147,326
Accounts receivable	3,441,405	2,717,269
Inventories	15,666	18,280
Loan receivable - related party	199,702	256,122
Prepaid expenses and sundry current assets	36,664	30,198

TOTAL CURRENT ASSETS	4,675,918	3,169,195

PROPERTY AND EQUIPMENT:
Oil property and equipment, net of accumulated depletion	24,554,731	28,024,475
Rental property, net of accumulated amortization	343,332	20,839
Other property and equipment, net of accumulated depreciation	52,814	62,248

TOTAL PROPERTY AND EQUIPMENT	24,950,877	28,107,562

TOTAL ASSETS	$29,626,795	$31,276,757

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,899,208	$7,566,936
Other payables and accrued liabilities	3,997,122	3,466,256
Current portion of long-term debt	-	5,239,500
Loan payable - shareholders - current	274,890	55,298

TOTAL CURRENT LIABILITIES	7,171,220	16,327,990

LONG-TERM LIABILITIES:
Loan payable - shareholders	137,054	501,436
Deferred income taxes	619,102	1,091,953

TOTAL LONG-TERM LIABILITIES	756,156	1,593,389

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 140,000,000 shares authorized,
31,857,000 shares issued and outstanding	31,857	31,857
Additional paid-in capital	657,575	641,801
Retained earnings	18,699,284	11,354,791
Accumulated other comprehensive income	902,747	346,884

TOTAL SHAREHOLDERS' EQUITY OF THE COMPANY	20,291,463	12,375,333

NONCONTROLLING INTERESTS IN SUBSIDIARY	1,407,956	980,045

TOTAL SHAREHOLDERS' EQUITY	21,699,419	13,355,378

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,626,795	$31,276,757

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
REVENUES:
Oil sales	$6,958,420	$4,704,353	$18,609,367	$7,514,076
Subrental income	607,200	880,500	2,125,200	2,640,420
TOTAL REVENUES	7,565,620	5,584,853	20,734,567	10,154,496

COST OF SALES:
Oil production cost	621,100	459,090	1,866,490	947,694
Government oil surcharge	1,662,365	769,569	3,919,645	1,173,800
Depletion	1,287,166	1,288,365	4,002,102	2,123,890
	3,570,631	2,517,024	9,788,237	4,245,384
Subrental expense	52,720	68,856	176,057	206,483
TOTAL COST OF SALES	3,623,351	2,585,880	9,964,294	4,451,867

GROSS PROFIT	3,942,269	2,998,973	10,770,273	5,702,629

OPERATING EXPENSES:
General and administrative expenses	81,929	75,513	278,757	321,961

INCOME FROM OPERATIONS	3,860,340	2,923,460	10,491,516	5,380,668

Interest expense, net of interest income	4,807	93,719	174,125	347,880

NET INCOME BEFORE INCOME TAXES	3,855,533	2,829,741	10,317,391	5,032,788

Income taxes	965,814	709,981	2,585,129	1,286,800

NET INCOME BEFORE NONCONTROLLING INTERESTS	2,889,719	2,119,760	7,732,262	3,745,988

Less: net income attributable to noncontrolling interests	144,872	106,370	387,769	193,020

NET INCOME ATTRIBUTABLE TO THE COMPANY	2,744,847	2,013,390	7,344,493	3,552,968

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	359,133	42,341	596,005	42,761

COMPREHENSIVE INCOME	3,103,980	2,055,731	7,940,498	3,595,729

Less: other comprehensive income attributable to noncontrolling interests	23,135	3,467	40,142	3,491

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$3,080,845	$2,052,264	$7,900,356	$3,592,238

BASIC AND DILUTED EARNINGS PER SHARE	$0.09	$0.06	$0.23	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,857,000	31,857,000	31,857,000	31,857,000

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,344,493	$3,552,968
Adjustments to reconcile net income to net cash provided by
operating activities:
Depletion, oil properties	4,002,102	2,123,890
Depreciation, rental and other property and equipment	69,862	79,967
Imputed interest on shareholder loan	15,479	-
Net income attributable to noncontrolling interests	387,769	193,020
Deferred Income taxes	(499,775)	1,203,908

Changes in operating assets and liabilities:
Accounts receivable	(621,505)	243,702
Inventories	3,164	(50,616)
Prepaid expenses and other current assets	(5,355)	94,214
Accounts payable	(4,828,226)	2,884,513
Other payables and accrued liabilities	407,717	995,191

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,275,725	11,320,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition and development of oil properties	(53,255)	(9,488,435)
Acquisition of other property and equipment	-	(11,585)
Loan (to) payment from related party	63,756	(164,425)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,501	(9,664,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayment) of loan from shareholders	(158,510)	18,218
Repayment of long-term debt	(5,313,000)	(1,659,452)

NET CASH USED IN FINANCING ACTIVITIES	(5,471,510)	(1,641,234)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	20,439	706

INCREASE IN CASH	835,155	15,784

CASH - BEGINNING OF PERIOD	147,326	160,606

CASH - END OF PERIOD	$982,481	$176,390

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income tax	$3,356,192	$13,800
Interest	$164,730	$272,315

See notes to financial statements

CHINA DAQING M&H PETROLEUM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

1           SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year or any subsequent periods. The consolidated balance sheet as of September 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

Certain amounts included in the financial statements for the three and nine months ended June 30, 2010 have been reclassified to conform to the financial statement presentation for the three and nine months ended June 30, 2011.

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
•           Asset retirement obligations;
•           Income taxes

2              INVENTORIES

Inventories, consisting of drill supplies held for use and crude oil, are valued at the lower of cost or market, determined on the first-in, first-out basis. A breakdown of inventories as of June 30, 2011 and September 30, 2010 is as follows:

	June 30,	September 30,
	2011	2010
Drill supplies	$15,666	$18,280
Crude oil	-	-
Total Inventories	$15,666	$18,280

3           PROPERTY AND EQUIPMENT

Oil properties

A summary of oil properties at June 30, 2011 and September 30, 2010 is as follows:

	June 30, September 30,
	2011	2010
Oil properties, proved reserves	$35,484,269	$34,654,026
Less: accumulated depletion	10,929,538	6,629,551
Oil properties, net	$24,554,731	$28,024,475

Rental properties

A summary of rental properties at June 30, 2011 and September 30, 2010 is as follows:

	June 30, September 30,
	2011	2010
Rental properties - drill rights	$639,901	$250,069
Less: accumulated amortization	296,569	229,230
Rental properties, net	$343,332	$20,839

The previous sublease agreement with Daqing Haihang expired on December 31, 2010. On December 17, 2010, Jilin Yifeng extended the agreement with Daqing Haihang and the extended lease started on January 1, 2011 and will expire on December 31, 2015. The subrental to Daqing Haihang includes 63% of our total property including 12.5 square kilometers of oil field. Appraised value of drill rights $381,479 is allocated to the rented properties under the new sublease agreement and will be amortized through life of the agreement on a straight-line basis.

Other property and equipment

Other property and equipment and the estimated lives used in the computation of depreciation is as follows:

		June 30, September 30,
	Life	2011	2010
Transportation equipment	5 years	$120,828	$116,922
Furniture, fixtures and equipment	5 years	20,426	19,766
Subtotal		141,254	136,688
Less: accumulated depreciation		88,440	74,440
Other property and equipment, net		$52,814	$62,248

4        LOAN PAYABLE – SHAREHOLDERS

As of June 30, 2011 and September 30, 2010, we had borrowings from shareholders as shown in the following table:

	June 30,	September 30,
	2011	2010
Outstanding borrowing on $60,000 unsecured line of credit with a shareholder, with no interest and due on demand	$55,298	$55,298
Due to shareholders, bear interest at 5.31% per annum, due by October 30, 2011	40,445	39,138
Due to shareholders, bear interest at 5.31% per annum, due by December 31, 2011	179,147	166,500
Due to shareholders, bear interest at 5.31% per annum, due by November 30, 2012	137,054	295,798
	411,944	556,734
Less: current portion	274,890	55,298
	$137,054	$501,436

5           INCOME TAXES

Substantially all of the Company’s operations are in China and, effective January 1, 2008, are subject to income taxes at the rate of 25%.  A reconciliation of the United States statutory Federal tax rate of 35% and the effective tax rate for three and nine months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
Income before income taxes and noncontrolling interests	$3,855,533	100.00%	$2,829,741	100.00%

U.S. statutory Federal rate	1,349,437	35.00%	990,409	35.00%
Effect of lower tax rate in China	(385,553)	(10.00)%	(282,974)	(10.00)%
Other	1,930	0.05%	2,546	0.09%
Effective rate	$965,814	25.05%	$709,981	25.09%

The provision for income taxes are summarized as follows:

	Three Months Ended June 30,
	2011	2010
Current	$1,115,527	$1,216,293
Deferred	(149,713)	(506,312)
Total	$965,814	$709,981

	Nine Months Ended June 30,
	2011		2010
	Amount	Percentage	Amount	Percentage
Income before income taxes and noncontrolling interests	$10,317,390	100.00%	$5,032,788	100.00%

U.S. statutory Federal rate	3,611,087	35.00%	1,761,476	35.00%
Effect of lower tax rate in China	(1,031,739)	(10.00)%	(503,279)	(10.00)%
Other	5,781	0.06%	28,603	0.57%
Effective rate	$2,585,129	25.06%	$1,286,800	25.57%

The provision for income taxes are summarized as follows:

	Nine Months Ended June 30,
	2011	2010
Current	$3,084,903	$1,299,168
Deferred	(499,774)	(12,368)
Total	$2,585,129	$1,286,800

The Company does not provide for United States income taxes on un-remitted earnings of foreign subsidiaries, as it intends to permanently reinvest these earnings in China.

6        VULNERABILITY DUE TO OPERATIONS IN PRC

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

7           BUSINESS SEGMENT INFORMATION

All of the Company’s sales are to companies located in China.  All sales of crude oil are to one company, China National Petroleum Corporation (“PetroChina”).

The Company operates in three reportable segments which are the extraction and sale of crude oil, resale of oil drilling equipments and subleasing.

The following table presents financial information about the Company’s reportable segments as of and for the three and nine months ended June 30, 2011 and 2010 (unaudited):

	Three Months Ended June 30,
	2011			2010
	Extraction and		Resale of oil	Extraction and		Resale of oil
	sale of crude oil	Subrental	drilling equipments	sale of crude oil	Subrental	drilling equipments
Net revenues	$6,958,420	$607,200	$-	$4,704,353	$880,500	$-
Operating income (loss)	3,311,865	551,980	(3,505)	2,117,904	809,144	(3,588)
Identifiable assets	29,282,047	343,332	50	32,744,168	41,010	6,534

	Nine Months Ended June 30,
	2011			2010
	Extraction and		Resale of oil	Extraction and		Resale of oil
	sale of crude oil	Subrental	drilling equipments	sale of crude oil	Subrental	drilling equipments
Net revenues	$18,609,367	$2,125,200	$-	$7,514,076	$2,640,420	$-
Operating income (loss)	8,560,461	1,941,643	(10,588)	2,992,289	2,426,437	(38,058)
Identifiable assets	29,282,047	343,332	50	32,744,168	41,010	6,534

8        SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the information contained in the unaudited consolidated financial statements of the Company and the related notes thereto, appearing elsewhere herein, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 which was filed with the SEC on January 5, 2011.

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

Daqing Yueyu Oilfield Underground Technology Service Co., Ltd (“Daqing Yueyu”), our wholly-owned subsidiary and a company established under the laws of China, is engaged in resale of oil drilling equipment and accessories and oilfield underground technology services, and through its 95% owned subsidiary Jilin Yifeng Energy Resources Co., Ltd. (“Jilin Yifeng”) acquired on November 28, 2007, is engaged in the business of extraction and sale of crude oil and subleasing of oilfields. Since 2003, Jilin Yifeng has been engaged in the development of oil wells and extracting oil from the Miao14 oilfield blocks (“Miao14”). Miao14 covers 19.8 square kilometers, of which 15.6 square kilometers are oil-bearing areas. The geological reserve is 6.07 million tons in this area, which includes proven oil reserves of 5.35 million tons. The thickness of the crust is from 300 meters to 360 meters, inclining from the west to the east. Oil is found from 1,500 meters to 1,700 meters below sea level. Miao14 is located in Song Yuan City of Jilin Province, China, at the intersection of Nenjiang River and Songhua River. The Chang Bai Railway and highway south of the oilfield provides the Company with convenient access to transportation for the delivery of crude oil.

Pursuant to a 20-year exclusive business cooperation agreement entered into between PetroChina Company Limited (“PetroChina”) and Jilin Yifeng in February 2002, we have the right to explore, develop and produce oil at the Miao14 oilfield and take responsibility for well logging, drill-stem testing and core sampling. PetroChina owns the Miao14 oilfield and we obtained the development rights of the oilfield through the cooperation agreement. Pursuant to terms of the agreement, we can only sell our oil products exclusively to PetroChina at a 20% quantity discount during the first ten years and 40% quantity discount during the second ten years of the agreement. The first 10-year period will be expired in February 2012.

In January 2006, Jilin Yifeng entered into an oilfield sublease agreement with Daqing Haihang Oilfield Technology Development Co., Ltd. (“Daqing Haihang”), pursuant to which Jilin Yifeng subleases 63% of the Miao14 oilfield to Daqing Haihang for the period from January 2007 to December 31, 2010. Daqing Haihang, a limited liability company established under the laws of China, has the necessary knowledge and construction equipments of exploring and extracting crude oil. During the terms of the agreement, Daqing Haihang carries out and is responsible for the contractual obligations to PetroChina on behalf of Jilin Yifeng, and all oil products of Daqing Haihang can only be distributed to PetroChina. On December 17, 2010, Jilin Yifeng and Daqing Haihang agreed to extend the terms of the sublease agreement to December 31, 2015. The new sublease agreement provides for subrental income of RMB 16,000,000, or approximately $2,475,200, for the calendar year of 2011 and a fixed annual subrental income of RMB 12,000,000, or approximately $1,856,400, thereafter till the extended sublease agreement terminates.

The oilfield property Jilin Yifeng subleased to Daqing Haihang accounts for about 63% of the overall area of Miao14 oilfield, or 12.5 square kilometers, whereas Jilin Yifeng operates on the other 7.3 square kilometers during the term of the cooperation agreement with PetroChina. The geological reserve for the total area is 6.07 million tons of oil, which include proved oil reserves of 5.35 million tons. As of February 2002, our operating ratio out of total reserve is about 1.97 million tons. The following table sets forth the information of the oilfield reserves and our output for the periods indicated:

Remaining oil reserves we acquired (in million tons) as of				Our production (in tons)
September 30, 2008	September 30, 2009	September 30, 2010	June 30, 2011	From November 28, 2007 to September 30, 2008	From October 1, 2008 to September 30, 2009	From October 1, 2009 to September 30, 2010	From October 1, 2010 to June 30, 2011
1.92	1.91	1.88	1.85	9,863	14,544	28,829	32,619

Jilin Yifeng had 52 working oil wells as of December 31, 2005 and produced approximately 29,000 tons or 212,135 barrels of crude oil from 2002 to 2005.

From 2006 to 2007, Jilin Yifeng was not able to explore for new oil wells due to lack of capital resources. In addition, due to limited working capital, during these two years, output of oil was at a lower level compared to previous years.

As of September 30, 2008 and 2009, Jilin Yifeng had 91 wells in total, including 6 injection wells. Of these wells, 34 wells were developed in 2008.

As of September 30, 2010, we had a total of 121 wells as compared to 91 as of September 30, 2009. For the year ended September 30, 2010, we developed 30 new oil wells and also converted 19 existing wells to injection wells, making our total oil wells to 96 (95 producing wells and 1 bailing well) and injection wells to 25. The conversion is a common technique in oil drilling and the purpose is to restore underground pressure by water injection thus increase oil drilling productivity for oil wells. For the nine months ended June 30, 2011, we did not drill or convert any new wells.

Results of Operations – For the Three Months Ended June 30, 2011 and 2010

All of our revenues are generated within China. PetroChina is the only and exclusive customer for our crude oil products. We operate three reportable segments: extraction and sale of crude oil (“Extraction”), subleasing of oil fields (“Subrental”) and resale of oil drilling equipment and accessories and oilfield underground technology services (“Steel”).

Our Subrental business segment is limited to the subleasing of Miao14 oilfield block to Daqing Haihang. The first sublease agreement was effective from January 1, 2008 and expired on December 31, 2010, which provided for an annual fixed income of RMB 24 million or approximately $3.71 million. On December 17, 2010, Jilin Yifeng extended the sublease agreement with Daqing Haihang from January 1, 2011 to December 31, 2015. The new sublease agreement provides for a subrental income of RMB 16,000,000, or approximately $2,475,200, for the calendar year 2011 and a fixed annual subrental income of RMB 12,000,000, or approximately $1,856,400, thereafter till the extended sublease agreement terminates. The Subrental to Daqing Haihang includes 63% of our total oil property, including 12.5 square kilometers of Miao14 oilfield. All oil wells operated by us are located at the remaining 7.3 square kilometers oilfield. Under the agreement between Jilin Yifeng and Daqing Haihang, Daqing Haihang is able to drill new oil wells, explore and extract oil from the oilfield area subleased.

The following table presents financial information about the Company’s reportable segments for the three months ended June 30, 2011 and 2010 (unaudited):

	For the Three Months Ended June 30,
	2011				2010
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$6,958,420	$607,200	$-	$7,565,620	$4,704,353	$880,500	$-	$5,584,853
Gross profit	$3,387,789	$554,480	$-	$3,942,269	$2,187,329	$811,644	$-	$2,998,973
Gross margin	49%	91%	-	52%	46%	92%	-	54%

	Percentage Change Between the Three Months Ended
	June 30, 2011 and 2010
	Extraction	Subrental	Steel	Total
Revenue	48%	-31%	-	35%
Gross profit	55%	-32%	-	31%

Revenues.

Revenues for the three months ended June 30, 2011 totaled to $7,565,620 as compared to $5,584,853 for the same period in 2010, an increase of $1,980,767 or 35%. The increase was due to more sales being generated in our Extraction segment this period, partially offset by lower sales in the Subrental segment.

For the three months ended June 30, 2011, the sale of crude oil generated net sales of $6,958,420, an increase of 48% as compared to the same period in 2010. The increase was mostly due to much higher oil price in 2011 than in 2010.

We produced 10,491 tons (or 76,742 barrels) of oil for the three months ended June 30, 2011 as compared to 10,263 tons (or 75,074 barrels) of oil during the same period in 2010. We do not recognize sales until PetroChina has accepted delivery of the oil.

As a result, during the three months ended June 30, 2011, the Company sold 8,393 tons or 61,393 barrels to PetroChina, and for the three months ended June 30, 2010, approximately 8,211 tons or 60,063 barrels were sold to PetroChina (net of 20% quantity discount per agreement with PetroChina for both periods). The average selling price to PetroChina per barrel was $114.81 for the three months ended June 30, 2011, as compared to $78.05 per barrel for the same period ended June 30, 2010. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first ten years of the agreement, which will expire in February 2012 and a 40% discount during the second ten years of the agreement.

Our Subrental income totaled to $607,200 for the three months ended June 30, 2011, as compared to $880,500 for the same period in 2010, a decrease of 31%. The decrease was because the new sublease agreement with Daqing Haihang starting January 1, 2011 provides for a lower fixed annual subrental income than the old lease agreement did, which expired on December 31, 2010.

For the three months ended June 30, 2011 and 2010, we did not engage in any trading activities in our Steel segment.

Cost of Sales.

Cost of sales totaled to $3,623,351 for the three months ended June 30, 2011, an increase of $1,037,471 or 40% as compared to the same period in 2010 mostly due to much heavier governmental oil surcharge on higher oil price during current period. Cost of sales for our three business segments amounted to $3,570,631 for the Extraction segment, $52,720 for Subrental segment, and $0 for Steel segment.

The breakdown of cost of sales from the Extraction segment of $3,570,631 or 99% of our total cost of sales is as follows:

	Three Months Ended June 30,
Cost of sales of crude oil	2011	2010	% Change
Oil production costs	$621,100	$459,090	35%
Government oil surcharge	1,662,365	769,569	116%
Depletion	1,287,166	1,288,365	-0.1%
Subtotal	$3,570,631	$2,517,024	42%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased significantly because of much higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. The average selling price to PetroChina per barrel was $114.81 and $78.05 for three months ended June 30, 2011 and 2010, respectively.

Gross Profit.

Gross profit totaled to $3,942,269 for the period, as compared to $2,998,973 for the same period last year, of which $3,387,789 were contributed by Extraction, $554,480 by Subrental and $0 by Steel. Gross profit increased by $943,296 or 31% as compared to last period, because of higher sales on Extraction segment due to much higher oil price this period. Gross margin of the Extraction segment increased from 46% in last period to 49% this period because of higher price for sale of crude oil, partially offset by heavier government oil surcharge on higher oil price.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 52% this period as compared to 54% last year.

General & Administrative Expenses.

Operating expenses for the three months ended June 30, 2011 was $81,929, an increase of $6,416 or 8% compared with the three months ended June 30, 2010. For the three months ended June 30, 2011, our general and administrative expenses include salary expense of $30,314, office expense of $2,509, entertainment expense of $2,849, supplies $6,381, travel expense of $3,935, repair and maintenance $3,537, and insurance $5,802, totaling 68% of our overall operating expenses for the three months ended June 30, 2011. The following is a comparison breakdown of operating expenses for the three months ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended June 30,
General & Administrative Expenses	2011	% Total	2010	% Total	% Change
Salary	$30,314	37%	$31,638	42%	-4%
Office Expense	2,509	3%	2,893	4%	-13%
Entertainment Expense	2,849	3%	1,418	2%	101%
Supplies	6,381	8%	6,673	9%	-4%
Travel Expense	3,935	5%	2,746	4%	43%
Repair and Maintenance	3,537	4%	9,637	13%	-63%
Insurance	5,802	7%	5,854	8%	-1%
Other Expenses	26,602	32%	14,654	19%	82%
Total	$81,929	100%	$75,513	100%	8%

Income from operations.

Income from operations for the three months ended June 30, 2011 totaled $3,860,340 and consisted of operating income generated by three segments. It represents an increase of $936,880 or 32% as compared to the three months ended June 30, 2010, which is in line with our sales increase. The increase is primarily due to increased operating income from the Extraction segment because of higher selling price this period. The details are as follows:

	Income (loss) from Operations
Segment	Q3, 2011	Q3, 2010
Extraction	$3,311,865	$2,117,904
Subrental	551,980	809,144
Steel	(3,505)	(3,588)
Corporate	-	-
Total	$3,860,340	$2,923,460

The decrease in operating income from Subrental segment was because the new agreement with leasee Daqing Haihang starting January 1, 2011 provides for a lower fixed annual rent than the old lease agreement did, which expired on December 31, 2010.

Net Income.

We generated net income of $2,744,847 after non-controlling interests for the three months ended June 30, 2011, an increase of $731,457 or 36% as compared to net income for the three months ended June 30, 2010. The increase in net income is primarily a result of increased income from our Extraction segment, partially offset by lower profit in the Subrental segment. Our net margin was 36%, approximately the same as last year despite higher selling price in the Extraction segment, primarily because of heavier government oil surcharge this period and higher-margin Subrental segment contributing a larger part of net income in last period as compared to current period.

Results of Operations – For the Nine Months Ended June 30, 2011 and 2010

The following table presents financial information about the Company’s reportable segments for the nine months ended June 30, 2011 and 2010 (unaudited):

	For the Nine Months Ended June 30,
	2011				2010
	Extraction	Subrental	Steel	Total	Extraction	Subrental	Steel	Total

Revenue	$18,609,367	$2,125,200	$-	$20,734,567	$7,514,076	$2,640,420	$-	$10,154,496
Gross profit	$8,821,130	$1,949,143	$-	$10,770,273	$3,268,692	$2,433,937	$-	$5,702,629
Gross margin	47%	92%	-	52%	44%	92%	-	56%

	Percentage Change between the Nine Months Ended
	June 30, 2011 and 2010
	Extraction	Subrental	Steel	Total
Revenue	148%	-20%	-	104%
Gross profit	170%	-20%	-	89%

Revenues.

Revenues for the nine months ended June 30, 2011 totaled to $20,734,567 as compared to $10,154,496 for the same period in 2010, an increase of $10,580,071 or 104%. The increase was due to more sales being generated in our Extraction segment this period, partially offset by lower sales in the Subrental segment.

For the nine months ended June 30, 2011, the sale of crude oil generated net sales of $18,609,367, an increase of 148% as compared to the same period in 2010. The increase was due to 30 new wells developed in 2010 and more crude oil produced and sold during current period, along with higher oil price in 2011 than in 2010.

We produced 32,619 tons (or 238,608 barrels) of oil for the nine months ended June 30, 2011 as compared to 16,902 tons (or 123,638 barrels) of oil during the same period in 2010.

During the nine months ended June 30, 2011, the Company sold 26,095 tons or 190,886 barrels to PetroChina, and for the nine months ended June 30, 2010, approximately 13,522 tons or 98,911 barrels were sold to PetroChina (net of 20% quantity discount per agreement with PetroChina for both periods). The average selling price to PetroChina per barrel was $96.42 for the nine months ended June 30, 2011, as compared to $74.00 per barrel for the same period ended June 30, 2010. According to the agreement between the Company and PetroChina, PetroChina is entitled for a 20% discount of the Company’s output during the first 10 years of the agreement term, which will expire in February 2012 and PetroChina will be entitled for a 40% discount afterwards.

Our Subrental income totaled $2,125,200 for the nine months ended June 30, 2011, as compared to $2,640,420 for the same period in 2010, a decrease of 20%. The decrease was because the new agreement with leasee Daqing Haihang starting January 1, 2011 provides for a lower fixed annual subrental income than the old lease agreement did, which expired on December 31, 2010.

For both the nine months periods ended June 30, 2011 and 2010, we did not engage in any trading activities in our Steel segment.

Cost of Sales.

Cost of sales totaled to $9,964,294 for the nine months ended June 30, 2011, an increase of $5,512,427 or 124% as compared to the same period in 2010 due to more crude oil being produced and sold along with heavier governmental oil surcharge on higher oil price during current period. Cost of sales for our three business segments amounted to $9,788,237 for the Extraction segment, $176,057 for Subrental segment, and $0 for Steel segment.

The breakdown of cost of sales from the Extraction segment of $9,788,237 or 98% of our total cost of sales is as follows:

	Nine Months Ended June 30,
Cost of sales of crude oil	2011	2010	% Change
Oil production costs	$1,866,490	$947,694	97%
Government oil surcharge	3,919,645	1,173,800	234%
Depletion	4,002,102	2,123,890	88%
Subtotal	$9,788,237	$4,245,384	131%

As compared to the period earlier, the oil surcharge paid to the Chinese government increased because of higher oil prices during the period. Particularly, under a regulation introduced in June 2006, a surcharge of 20% is imposed on the portion of the selling price of crude oil which exceeds $40 per barrel and a surcharge of 40% is imposed on the portion of the selling price of crude oil which exceeds $60 per barrel. The average selling price to PetroChina per barrel was $96.42 and $74.00 for the nine months ended June 30, 2011 and 2010, respectively. The oil production and depletion costs increased in correlation with the increase of the amount of crude oil we extracted and sold this period.

Gross Profit.

Gross profit totaled to $10,770,273 for the period, as compared to $5,702,629 for the same period last year, of which $8,821,130 were contributed by Extraction, $1,949,143 by Subrental and $0 by Steel. Gross profit increased by $5,067,645 or 89% as compared to last period, because of higher sales on Extraction segment. Gross margin of the Extraction segment increased from 44% in last period to 47% this period because of higher price for sale of crude oil, partially offset by heavier government oil surcharge on higher oil price.

Gross margin on Subrental segment remained stable from last period. Gross margin for all three segments as a whole stood at 52% this period as compared to 56% last year.

General & Administrative Expenses.

Operating expenses for the nine months ended June 30, 2011 was $278,757, a decrease of $43,204 or 13% compared with the nine months ended June 30, 2010. For the nine months ended June 30, 2011, our general and administrative expenses include salary expense of $87,589, office expense of $9,878, entertainment expense of $12,120, supplies $19,598, travel expense of $15,026, repair and maintenance $20,456, and insurance $17,405, totaling 65% of our overall operating expenses for the nine months ended June 30, 2011. The following is a comparison breakdown of operating expenses for the nine months ended June 30, 2011 and 2010, respectively:

	For the Nine Months Ended June 30,
General & Administrative Expenses	2011	% Total	2010	% Total	% Change
Salary	$87,589	31%	$114,436	36%	-23%
Office Expense	9,878	4%	38,812	12%	-75%
Entertainment Expense	12,120	4%	18,115	6%	-33%
Supplies	19,598	7%	22,313	7%	-12%
Travel Expense	15,026	5%	15,988	5%	-6%
Repair and Maintenance	20,456	7%	47,017	15%	-56%
Insurance	17,405	6%	15,374	5%	13%
Other Expenses	96,685	35%	49,906	16%	94%
Total	$278,757	100%	$321,961	100%	-13%

Income from operations.

Income from operations for the nine months ended June 30, 2011 totaled $10,491,516 and consisted of operating income generated by three segments. It represents an increase of $5,110,848 or 95% as compared to the nine months ended June 30, 2010. The increase is primarily due to increased operating income from the Extraction segment because of more oil being sold and higher selling price this period. The details are as follows:

	Income (loss) from Operations
Segment	Q1-Q3, 2011	Q1-Q3, 2010
Extraction	$8,560,461	$2,992,289
Subrental	1,941,643	2,426,437
Steel	(10,588)	(38,058)
Corporate	-	-
Total	$10,491,516	$5,380,668

Net Income.

We generated net income of $7,344,493 after non-controlling interests for the nine months ended June 30, 2011, an increase of $3,791,525 or 107% as compared to net income for the nine months ended June 30, 2010. The increase in net income is primarily a result of increased income from our Extraction segment, partially offset by lower profit in the Subrental segment. Our net margin was 35%, approximately the same as last year despite higher selling price in the Extraction segment, primarily because of heavier government oil surcharge this period and higher-margin Subrental segment contributing a larger part of net income in last period as compared to current period.

Liquidity and Capital Resources

At June 30, 2011, we had cash of $982,481 and working capital deficit of $2,495,302. The working capital deficit was primarily due to our accounts payable of $2,899,208 and accrued taxes of $3,868,675. Our accounts payables are mostly due to drilling companies for drilling expenditure.

Net cash flows provided by operating activities were $6,275,725 for the nine months ended June 30, 2011, as compared to net cash flows of $11,320,757 provided by operating activities in last period. This was because we paid drilling companies and significantly reduced our accounts payable this period, we also paid $3,356,192 in cash for income tax and reduced our accrued income tax expenses this period while we only paid $13,800 for the same period last year. Our accounts receivable also increased this period in relation to higher sales revenue and deferred income tax liability was reduced due to reversal of temporary difference this period as compared to the same period last year. These combined resulted in less cash flow provided by operating activities despite increased net income this period than the same period last year.

Net cash flows provided by investing activities was $10,501 for the nine months ended June 30, 2011, as compared to $9,664,445 used in investing activities for the same period last year. Capital expenditures have consisted principally of strategic asset acquisition related to the purchase of oil equipments and exploitation and development of oil properties. We developed 30 new oil wells during 2010 while we didn’t invest in any new oil wells during this period.

Net cash flows used in financing activities was $5,471,510 for the nine months ended June 30, 2011, primarily as a result of repayment of a bank loan that matured this period. For the same period last year, we repaid $1,659,452 in other borrowings.

Principal demands for liquidity are for acquisition of oil properties, development of new oil wells, working capital and general corporate purposes.

On May 16, 2011, Daqing Yueyu entered a share transfer agreement with Wenli Wang, Guoqing Wang and Shuping Wang, the 100% shareholders of Songyuan City Liuhe Co., Ltd. (“Liuhe”), a company incorporated under the laws of China (collectively, the “Shareholders of Liuhe”). Pursuant to the share transfer agreement, Yueyu agreed, subject to certain closing conditions, to purchase 100% of the equity of Liuhe.  The purchase includes an assignment from Liuhe to Yueyu of all of the rights and obligations under a cooperation agreement between Liuhe and Jilin Province Oilfield Branch Company of Petroleum China Co., Ltd.   Under this cooperation agreement Luihe operates the Big 28 oilfield, which is an 8.57 square kilometer (2,117.69 acre) oil field in China. The total purchase price of the outstanding equity of Liuhe payable from Yueyu to the Shareholders of Liuhe is RMB 83,000,000, or approximately US $12,773,783.  As of June 30, 2011, there is no closing of this purchase transaction yet due to the certain closing conditions for the closing have not been met.

Our management believes that, in order to develop additional wells, we may consider a number of different financing opportunities including loans and future equity financings. If funding is insufficient at any time in the future, we may be unable to develop additional oil wells, and to take advantage of other acquisition opportunities or respond to competitive pressures, any of which could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter of our year ending June 30, 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA DAQING M&H PETROLEUM, INC.

Date: August 12, 2011	By:	/s/ Linan Gong
Linan Gong
Chief Executive Officer and Secretary
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Dehai Yin
Dehai Yin
Chief Financial Officer
(Principal Financial and Accounting Officer)